Form 10-Q
period 2011-06-30
PanAm Terra, Inc.
filed 2011-12-23
CIK 1518964

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54375

PANAM TERRA, INC. (Name of Registrant in its Charter)

Nevada	20-2609195
(State of Other Jurisdiction ofincorporation or organization)	(I.R.S.) Employer I.D. No.)

900 Biscayne Blvd., Suite 3307, Miami, FL 33132
(Address of Principal Executive Offices)

Issuer's Telephone Number: 305-610-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer           Accelerated filer            Non-accelerated filer        Smaller reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

December 23, 2011
Common Voting Stock: 5,022,681

PANAM TERRA, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Operations - for the Three and Six Months Ended June 30, 2011 and 2010 and for the Period from Commencement of Development Stage through June 30, 2011	3
	Condensed Consolidated Statements of Shareholders’ Deficit - for the Period From Commencement of Development Stage through June 30, 2011	4
	Condensed Consolidated Statements of Cash Flows – for the Six Months Ended June 30, 2011 and 2010 and for the Period from Commencement of Development Stage through June 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II	Other Information

Item 1.	Legal Proceedings	18
Items 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	Unaudited
ASSETS
CURRENT ASSETS

Due from Related Party	$26,289	$-
Due from Shareholder	-	4,997
Prepaid Expenses	-	1,474
Total Current Assets	26,289	6,471

TOTAL ASSETS	$26,289	$6,471

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$96,703	$109,437
Due to Related Party	-	60,000

Total Current Liabilities	96,703	169,437

Notes Payable	54,602	25,075

Total Liabilities	151,305	194,512

SHAREHOLDERS' DEFICIT
Common Stock, $0.001 par value, 500,000,000 shares authorized, 5,022,681 and 357,616 shares issued and outstanding, respectively	5,023	358
Common Stock Issuable, $0.001 par value, 7,014 and 2,547,310 shares, respectively	7	2,547
Additional Paid-in Capital	1,685,055	1,472,167
Deficit Accumulated During the Development Stage	(266,246)	(114,258)
Accumulated Deficit	(1,548,855)	(1,548,855)

Total Shareholders' Deficit	(125,016)	(188,041)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$26,289	$6,471

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Unaudited

					From Commencement
					of Development Stage on
	For the Three Months Ended		For the Six Months Ended		February 15, 2007
	June 30,		June 30,		Through June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Payroll costs	41,506	-	61,652	-	61,652
Legal and accounting fees	19,989	-	32,608	-	38,634
Travel	7,240	-	21,016	-	21,016
Other and administrative	5,482	1,209	11,157	2,417	31,158
Directors fees	362	-	4,734	-	4,734
Consulting fees	-	10,932	-	24,477	88,156

Total Expenses	74,579	12,141	131,167	26,894	245,350

LOSS FROM OPERATIONS	(74,579)	(12,141)	(131,167)	(26,894)	(245,350)

OTHER INCOME (EXPENSE)
Gain on dissolution of subsidiary	-	-	60,932	-	60,932
Gain on extinguishment of debt	-	-	156	-	156
Interest expense	(1,322)	-	(2,171)	-	(2,246)
Loss on extinguishment of debt	-	-	(79,738)	-	(79,738)

Total Other Income (Expense)	(1,322)	-	(20,821)	-	(20,896)

NET LOSS	$(75,901)	$(12,141)	$(151,988)	$(26,894)	$(266,246)

LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED	5,025,335	2,902,926	4,538,038	2,902,926

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Deficit
For the Period from February 15, 2007 (Commencement of Development Stage) to June 30, 2011
Unaudited

									Deficit
									Accumulated
							Additional		During the	Total
	Common Stock Issued		Common Stock Issuable		Preferred Stock Issuable		Paid-In	Accumulated	Development	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Deficit

Balance – February 15, 2007	357,616	$358	2,545,310	$2,545	8,000,000	$8,000	$1,444,845	$(1,548,855)	$-	$(93,127)

Cancellation of preferred stock issuable	-	-	-	-	(8,000,000)	(8,000)	8,000	-	-	-

Loss from 2/15/07 to 12/31/07	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2007	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,834)	(97,961)

Net income, year ended 12/31/08	-	-	-	-	-	-	-	-	727	727

Balance – December 31, 2008	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,107)	(97,234)

Net loss, year ended 12/31/09	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2009	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(8,941)	(102,068)

Common stock issuable for settlement of debt on 9/6/10	-	-	2,000	2	-	-	19,342	-	-	19,344

Net loss, year ended 12/31/10	-	-	-	-	-	-	-	-	(105,317)	(105,317)

Balance – December 31, 2010	357,616	358	2,547,310	2,547	-	-	1,472,167	(1,548,855)	(114,258)	(188,041)

Common stock issued on 1/14/11 for cash	1,286,638	1,287	-	-	-	-	68,713	-	-	70,000

Common stock issued on 3/25/11 for directors' compensation	80,000	80	-	-	-	-	4,272	-	-	4,352

Common stock issued on 3/28/11 for settlement of debt with related party	751,117	751	-	-	-	-	59,249	-	-	60,000

Common stock issued on 5/18/11	2,547,310	2,547	(2,547,310)	(2,547)	-	-	-	-	-	-

Common stock issuable for directors' compensation	-	-	7,014	7	-	-	375	-	-	382

Issuance of beneficial conversion feature with note payable	-	-	-	-	-	-	80,279	-	-	80,279

Net loss, six months ended 6/30/11	-	-	-	-	-	-	-	-	(151,988)	(151,988)

Balance – June 30, 2011	5,022,681	$5,023	7,014	$7	-	$-	$1,685,055	$(1,548,855)	$(266,246)	$(125,016)

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Unaudited
			From Commencement of
			Development Stage on
	Six Months Ended June 30,		February 15, 2007 Through
	2011	2010	June 30, 2011

OPERATING ACTIVITIES

Net loss	$(151,988)	$(26,894)	$(266,246)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on dissolution of subsidiary	(60,932)	-	(60,932)
Gain on extinguishment of debt	(156)	-	(156)
Loss on extinguishment of debt	79,738	-	79,738
Common stock issued or to be issued for services	4,734	-	4,734
Changes in operating assets and liabilities:
Increase in due from related party	(26,289)	-	(26,289)
Decrease in prepaid expenses	1,474	-	-
Increase in accounts payable and accrued expenses	78,422	26,894	174,151

Net Cash Used by Operating Activities	(74,997)	-	(95,000)

FINANCING ACTIVITIES

Advances repaid by shareholder	4,997	-	-
Proceeds from sale of common stock	70,000	-	70,000
Note payable proceeds	-	-	25,000

Net Cash Provided by Financing Activities	74,997	-	95,000

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement of debt with related party	$60,000	$-

Reduction of note payable on issuance of beneficial conversion feature	$80,279	$-

See accompanying notes to condensed consolidated financial statements.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

PanAm Terra, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 9, 2001. The Company’s incorporation name was Bellweather Corporation. The Company did not conduct any significant operations until December 15, 2004 when the Company acquired 100% of the outstanding common stock of Ascentia Biomedical Technologies, Inc. (“ABTI”), at which time the Company changed its name to Ascentia Biomedical Corporation. Upon completion of the merger with ABTI, the Company’s original shareholders owned only 20.2% of the post-merger outstanding common shares. Accordingly, the transaction was accounted for as a “reverse merger” whereby the Company was treated as the accounting acquiree and ABTI as the accounting acquirer. ABTI was in the business of pharmaceutical and biomedical research. However, by the third quarter of year 2006 the operations of ABTI had ceased.

On December 13, 2006, the Company amended its articles of incorporation to change its name to Duncan Technology Group. On April 14, 2011, the Company amended its articles of incorporation to change its name to PanAm Terra, Inc.

On November 3, 2006, the Company acquired 100% of the common and preferred stock of Fortress Technology Systems, Inc. (“Fortress”) in a transaction accounted for as a “reverse merger”. The Company agreed to issue 2,545,310 common shares and 8,000,000 preferred shares in the share exchange agreement. The Company issued the 2,545,310 common shares on May 18, 2011. In December, 2007, Fortress agreed that the 8,000,000 preferred shares would not be part of the acquisition consideration.

Fortress was an operating, revenue generating company conducting business through its wholly-owned subsidiary, Zephyr Communications, Inc. (“Zephyr”). Zephyr primarily sold, installed and maintained a proprietary secure cable infrastructure system. On February 15, 2007, Fortress and Zephyr were “spun-off” to a foreign entity in which the Company’s CEO was a director. At the time of the spin-off, the liabilities of Fortress and its wholly-owned subsidiary exceeded their combined assets by $1,157,436. The Company did not receive any other compensation as part of the spin-off; accordingly, the Company recorded the elimination of the net liabilities of $1,157,436 from its consolidated financial statements as a capital contribution.

Since the February 15, 2007 spin-off, the Company has not conducted any significant operations and has not generated any operating revenue. Accordingly, the consolidated financial statements indicate that as of February 15, 2007 the Company is considered a development stage enterprise.

The Company plans to be a real estate land owning entity with the primary purpose of acquiring, leasing and controlling farm land in Latin America. Initially the Company will focus its efforts in the countries of Argentina, Brazil, and Uruguay. The business model being pursued is to acquire farmland currently producing net positive cash flows from crops such as soybeans, corn, rice and grains which are readily exportable to countries with significant demand for agricultural products.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ABTI. All significant intercompany accounts and transactions have been eliminated.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES AND BASIS OF PRESENTATION

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the Company’s Form 10 Registration Statement. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated balance sheets, operating results, changes in shareholders’ deficit, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

DEVELOPMENT STAGE COMPANY

The Company is a development stage enterprise as defined by ASC 915-10, “Development Stage Entities”. The development stage commenced on February 15, 2007, the date the Company’s operating subsidiary was spun-off. Accordingly, the financial statements reflect all losses accumulated since February 15, 2007 as incurred during the Company’s development stage activities.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at historical cost which consists of the purchase price and any costs directly attributable to the acquisition. Subsequent costs are included in the asset’s carrying amount only when it is probable that the asset’s useful life will be extended. Maintenance and repairs that do not extend the life of an asset are charged to expense.

Depreciation is computed using the straight-line method over the useful life of each asset. Farmland is not depreciated. The Company did not own any property and equipment as of June 30, 2011.

LONG-LIVED ASSETS

In accordance with ASC 360-10, “Property, Plant, And Equipment”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the Company determines that the sum of the undiscounted cash flows expected from the asset’s use and eventual disposal is less than the carrying amount of the asset, an impairment charge is recorded to the extent that the carrying amount exceeds the asset’s fair value.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company does not have any off-balance-sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company plans to minimize its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to stringent credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

INCOME TAXES

The Company utilizes the asset and liability method to account for income taxes pursuant to ASC 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is used to reduce net deferred tax assets to the amount that, based on management’s estimate, is more likely than not to be realized.

ASC 740 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If the Company determines that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. A liability for uncertain tax positions would then be recorded if the Company determined it is more likely than not that a position would not be sustained upon examination or if a payment would have to be made to a taxing authority and the amount is reasonably estimable. We do not believe any uncertain tax positions exist that would result in the Company having a liability to the taxing authorities. The Company classifies interest and penalties related to unrecognized tax benefits, if and when required, as part of interest expense and other expense in the consolidated statements of operations.

BASIC AND DILUTED LOSS PER SHARE

The Company has computed net loss per share in accordance with ASC 260 “Earnings per Share” which mandates that basic and diluted earnings per share “EPS” be presented on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period, including contingently issuable shares where the contingency has been resolved. Diluted EPS gives effect to all dilutive stock options and warrants outstanding during the period using the treasury stock method and dilutive convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares as their effect is anti-dilutive.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

REVENUE RECOGNITION

The Company recognizes revenue from product sales or services rendered when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company did not recognize any revenue during the three and six months ended June 30, 2011 and 2010, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012 and is currently evaluating its impact on the Company’s financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

The Company is not currently generating any revenues and is incurring losses. The existence of negative cash flows from operations raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to finance the Company’s operating cash flow requirements through the issuance of equity and debt securities. However, there can be no assurances that management will be successful in raising sufficient capital to meet its budgetary cash flow requirements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to execute its business plan and pay its liabilities arising from normal business operations.

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3 – DUE FROM RELATED PARTY

The Company was unable to open a bank account as of June 30, 2011. To conduct banking operations, the Company utilized a bank account established exclusively for the purpose of processing the Company’s banking transactions. The bank account is titled and owned by an entity that is wholly-owned by the Company’s chief executive officer. As of June 30, 2011 the bank account balance totaled $26,289. In November, 2011, the Company opened a bank account and all funds in the bank account that was being used exclusively for Company business but not titled in the Company’s name, were transferred to the Company’s bank account in December, 2011.

NOTE 4 – NOTES PAYABLE

The Company is obligated under the terms of two separate notes payable as disclosed below.

$25,000 Convertible Note:
On March 10, 2011, the Company executed an “On Demand Convertible Note” in the principal amount of $25,000 that replaces and supersedes the terms of a $25,000 note payable that was outstanding as of December 31, 2010. The terms of the note stipulate that the entire interest and accrued interest shall be payable on September 10, 2012 with interest accruing at a 10% annual rate. The holder of the note payable is given the option to convert the $25,000 principal amount and the related accrued interest at any time prior to September 10, 2012 in exchange for 1,935,284 common shares. The note holder may convert less than 100% of the amount of the note and the related accrued interest and receive common shares on a pro-rata basis. Upon the conversion of the note, or a portion thereof, the note holder’s common stock ownership may not exceed 4.99% of the then outstanding common shares of the Company after giving effect to the shares issuable upon conversion.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $105,279 for purposes of determining the loss on extinguishment of debt. A loss on extinguishment of debt of $79,738 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the consolidated statement of operations. The new note value of $105,279 was determined by multiplying the number of convertible shares (1,935,284) by the estimated per share value ($0.0544) of the common stock on March 10, 2011. The $0.0544 valuation price used is the per share cash price obtained by the Company in its only equity offering prior to this transaction. The difference between the estimated fair value of the common stock issuable upon conversion of the new note and the face amount of the new note results in a beneficial conversion feature of $80,279 which was recorded as a reduction to the fair value of the new debt instrument and an increase to additional paid-in capital.

Interest expense for the three and six months ended June 30, 2011, respectively, totaled $623 and $774, respectively. As of June 30, 2011, accrued interest on the note payable totals $774. The note payable balance that is included in the consolidated balance sheet totals $25,774 which includes the $774 of accrued interest.

$28,000 Convertible Note:
On March 15, 2011, the Company executed an “On Demand Convertible Note” in the principal amount of $28,000 that replaces and supersedes a $28,156 vendor invoice that was accrued as of December 31, 2010. The note and any accrued interest is payable on September 15, 2012 with interest accruing at 10% per annum. The holder of the note has the option to convert the $28,000 principal amount and the related accrued interest at any time prior to September 15, 2012 in exchange for 473,204 common shares. The note holder may convert less than 100% of the amount of the note and the related accrued interest and receive common shares on a pro-rata basis. Upon conversion of the note, or a portion thereof, the note holder’s common stock ownership may not exceed 4.99% of the then outstanding common shares of the Company after giving effect to the shares issuable upon conversion.

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $28,000 for purposes of determining the gain on extinguishment of debt. A gain on extinguishment of debt of $156 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the statement of operations. The new note fair value of $28,000 was determined by the Company to be reasonable although the value of the convertible shares is less than the face value of the new note. The Company believes that because the note interest rate is representative of the rate the Company would have to pay for similarly termed debt instruments from third parties, the appropriate valuation is the $28,000 face amount of the note.

Interest expense for the three and six months ended June 30, 2011, respectively, totaled $698 and $828, respectively. As of June 30, 2011, accrued interest on the note payable totals $828. The note payable balance that is included in the consolidated balance sheet totals $28,828 which includes the $828 of accrued interest.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of due from related party, accounts payable and accrued expenses, and two term notes payable. The recorded values of the Company’s due from related party, accounts payable and accrued expenses, approximates their current fair values due to the relatively short-term settlement period of these instruments. The fair value of the convertible notes is not practicable to determine due to the relative lack of marketability of the Company’s common stock.

NOTE 6 – INCOME TAXES

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2011	2010
Tax benefit of net loss at federal statutory rate	34.00%	34.00%
Change in valuation allowance	(34.00)	(34.00)
Tax benefit of net loss at effective rate	-%	-%

The components of the Company’s deferred tax asset are as follows as of June 30, 2011 and December 31, 2010:

	2011	2010
Deferred Tax Asset:
Net Operating Loss Carryforward	$336,335	$285,530
Valuation Allowance	(336,335)	(285,530)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$50,805	$35,808

The potential deferred tax asset is computed utilizing a 34% federal statutory tax rate as the states in which the Company operated had no corporate income tax. No deferred tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss (NOL) carryforwards will expire unused. Accordingly, the potential tax benefits of the NOL carryforwards are offset by a valuation allowance of the same amount.

The increases in the 2011 and 2010 valuation allowances of $50,805 and $35,808, respectively, are solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of June 30, 2011 and December 31, 2010, the Company had NOL carryforwards for income tax reporting purposes of approximately $989,222 which may be offset against future taxable income through year 2031.

In March 2011 the Company’s subsidiary filed articles of dissolution with the state of Washington. Pursuant to Internal Revenue Service regulations, the parent of a dissolved subsidiary cannot utilize the NOL’s of the subsidiary. The Company’s subsidiary did not have an NOL upon dissolution; accordingly, the Company’s NOL was not adversely impacted by the subsidiary’s dissolution.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – INCOME TAXES (CONTINUED)

The Company has not filed any income tax returns since inception. The Company is in the process of preparing all delinquent tax returns and we will file the tax returns upon their completion. Accordingly, all of the Company’s tax returns are subject to examination by the federal tax authorities. The states in which the Company has operated do not have any income tax filing requirements.

NOTE 7 – COMMITMENTS

Effective March 1, 2011, the Company entered into a three year employment agreement with its Chief Executive Officer (CEO). The CEO’s annual compensation shall be $120,000. The salary shall be increased to an annual rate of $200,000 if the Company receives an aggregate financing of $500,000 calculated starting October 1, 2010. Compensation may be increased by the Company in its sole discretion. For work performed in year 2011 but prior to this employment agreement, the CEO shall be paid a signing bonus of $50,000. The bonus will be payable to the CEO at the earlier of directors’ approval or upon the Company receiving aggregate financing of a minimum of $500,000 calculated starting January 1, 2011. The CEO shall be eligible for a performance bonus based upon certain objectives established by the Board of Directors. The targeted amount of the initial performance bonus is $50,000 annually. The CEO shall also be entitled to certain other fringe benefits such as insurance coverage under employee benefit plans that the Company may establish. Under certain circumstances the CEO may be entitled to a termination payment equal to twelve months of the CEO’s salary at the time of termination. The agreement subjects the CEO to certain non-interference, non-disclosure and non-competition terms. As of June 30, 2011, the CEO has not been paid any compensation and his accrued and unpaid salary of $40,000 is shown on the consolidated balance sheet in the “accounts payable and accrued expenses” category. For the three and six months ended June 30, 2011, respectively, the CEO’s salary totaled $30,000 and $40,000, respectively, and is included in payroll costs in the consolidated statement of operations.

On March 25, 2011, the Company executed two separate “Non-Executive Letters of Appointment” with identical terms for each of the two directors named therein. Under the terms of the agreements, each director will be entitled to 40,000 shares of common stock that vested upon the execution of the agreements. Furthermore, each director will be entitled to an additional 40,000 shares that will vest ratably over three years. In addition to the granting of the aforementioned common shares, the Company will determine a directors’ fee once the Company has raised a cumulative of $1,000,000. On May 18, 2011, the Company issued 80,000 shares in the aggregate to the two directors pursuant to the terms of the agreements. The Company’s consolidated statement of operations for the three and six months ended June 30, 2011, respectively, includes directors’ fees of $362 and $4,734, respectively. As of June 30, 2011, the directors had earned 7,014 common shares that have not been issued and are reflected on the consolidated balance sheet as “common stock issuable” at par of $7.

NOTE 8 - COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT

On May 18, 2011, the Company issued 2,545,310 shares of common stock pursuant to a “Share Exchange Agreement” dated November 7, 2006 (see Note 1). The December 31, 2010 consolidated balance sheet reflected the $2,545 par value of the 2,545,310 shares as “Common Stock Issuable”.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT (CONTINUED)

Effective January 14, 2011, the Company entered into three separate stock subscription agreements for the private offering of common stock. The stock subscription terms stipulate that in the aggregate 1,286,638 unregistered (restricted) common shares will be issued for $70,000. The Company received $70,000 of proceeds from the sale of the common shares in January and February of year 2011. The Company issued the 1,286,638 shares on May 18, 2011.

On March 28, 2011, the Company settled a $60,000 debt obligation owed to an entity wholly owned by the Company’s chief executive officer. The Company agreed to issue 751,117 restricted shares of its common stock as consideration for the settlement of the debt. The shares were issued on May 18, 2011.

On May 18, 2011, the Company issued 80,000 shares of common stock pursuant to the terms of a March 25, 2011 agreement with two of its directors (see Note 7).

On May 18, 2011, the Company issued 2,000 shares of common stock to settle debt pursuant to an agreement on September 6, 2010. The December 31, 2010 consolidated balance sheet reflected the $2 par value of the 2,000 shares as “Common Stock Issuable”.

Effective April 15, 2011, the Company’s Board of Directors approved a 1 – for – 100 reverse split of its common stock. The Company’s majority shareholder voted in favor of the reverse stock split motion. Fractional shares resulting from the reverse split were rounded up to the next whole number. The consolidated financial statements have been retroactively restated to reflect share and per share data related to the reverse split for all periods presented.

NOTE 9 – DISSOLUTION OF SUBSIDIARY

On March 16, 2011, the Company filed Articles of Dissolution with the State of Washington for the dissolution of the Company’s 100% owned subsidiary, Ascentia Biomedical Technologies, Inc. As of December 31, 2010, the Company’s consolidated financial statement balances attributable to its subsidiary included accounts payable to vendors of $60,932. Since there was no recourse against the Company for the $60,932 of accounts payable, the statement of operations includes that sum as a “gain on dissolution of subsidiary”. The subsidiary did not have any assets. The parent did not guarantee any of the debts of its subsidiary. Eliminated in the consolidation process and therefore not reflected in the consolidated financial statement balances as of December 31, 2010 is an intercompany balance of $558,482 that the subsidiary owed to its parent. The Company wrote-off the $558,482 intercompany balance on March 16, 2011, however, the write-off did not affect the consolidated statement of operations due to the offsetting nature of the intercompany balance.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2011, effective as of January 1, 2011, the Company approved a stock compensation agreement with its chief financial officer (CFO). In exchange for CFO services during the year ending December 31, 2011, the Company is obligated to issue its CFO 750,000 restricted shares of common stock. Per the agreement, the shares were earned quarterly in 2011 as follows: (a) first quarter, 175,000 shares (b) second quarter, 200,000 shares (c) third quarter, 225,000 shares (d) fourth quarter, 150,000 shares. None of the shares have been issued.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

The shares were valued based on the average per share private placement stock price on January 14, 2011 of $0.0544 since no other stock cash sale transactions occurred prior to October 1, 2011. The consolidated statement of operations for the three and six months ended June 30, 2011, respectively, includes $9,520 and $20,400, respectively, of payroll costs related to this transaction. The June 30, 2011 consolidated balance sheet includes $20,400 of the unpaid payroll in the category “accounts payable and accrued expenses”.

In October through December, 2011, the Company conducted a private offering of restricted common stock to accredited individuals. Pursuant to the terms of the subscription agreement, the per share purchase price of the common stock is $0.20. The Company has received subscription agreements for 500,000 common shares totaling $100,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of PanAm Terra, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section titled “Risk Factors” in the Company’s Form 10 filed on April 29, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Outline of Our Business

 Our current business plan contemplates that we will function as a real estate company by acquiring, leasing and controlling approximately 20,000 hectares of farmland in Latin America, with an initial focus primarily in Uruguay and Brazil and secondarily in Argentina and Paraguay. The acquired farmland is anticipated to be utilized for permanent crops that can be readily transported to countries that cannot produce sufficient staples at a competitive cost, such as China, Korea and the countries of Eastern Europe. Our initial plans are (i) to acquire existing farmland from farmers as real estate investments and (ii) to lease back the land to the selling farmer and possibly provide him with financing for the production and distribution of crops. However, at a later stage the Company may acquire undeveloped arable land for cultivation, particularly if it is adjacent to, or near, already owned land.

To date, the Company has acquired no farmland nor identified any specific parcel of land that it will acquire, as we will need to secure adequate funding before we can commence our acquisition program. Currently, the Company’s operations consist of developing the relationships in Latin America that will be necessary for our business and developing relationships with potential funding sources.

Results of Operations

PanAm Terra is in its organizational phase at this time. During the three and six month periods ended June 30, 2011, the Company had no revenue and incurred $74,579 and $131,167, respectively, in expenses. The primary component of expenses was salary accrued to compensate our Chief Executive Officer and Chief Financial Officer, who are the Company’s only employees, for their services in developing our business plan and initiating the organization of our business. We also incurred $7,240 and $21,016 in travel expenses in the three and six month periods ended June 30, 2011, relating to the efforts of our Chief Executive Officer to develop the relationships in Latin America necessary for the implementation of our business plan. The remainder of our expenses in the first three and six months of 2011 was legal, accounting and administrative expenses incurred in organizing the affairs of PanAm Terra. In the first six months of 2010, when PanAm Terra was dormant, the Company incurred $24,477 in consulting fees arising from certain legacy arrangements and $2,417 in expenses related to sustaining its corporate existence.

Early in 2011 we completed the liquidation of a subsidiary named Ascentia Biomedical Technologies, Inc.  The subsidiary had no assets and its creditors had no legal right of access to the assets of the Company. For that reason, we have recorded the liabilities of the subsidiary on the date of dissolution, which totaled $60,932, as a gain on dissolution of subsidiary, representing other income on our Statements of Operations.  This was offset by the $79,738 loss on extinguishment of debt that we recorded in March 2011. The loss arose when we replaced a $25,000 note payable with a $25,000 convertible note. As a result of the conversion feature, the fair value of the convertible note on the date of the exchange was $105,279. Accordingly we recorded the difference between the fair value of the note payable and the fair value of the convertible note as a loss on extinguishment of debt.

As a result of the several expenses described above, the Company recorded a net loss of $75,901 ($.02 per share) for the three months ended June 30, 2011 and a net loss of $151,988 ($.03 per share) for the six months ended June 30, 2011.

Liquidity and Capital Resources

The Company’s operations during the first six months of 2011 used $74,997 in cash.  Our cash usage was less than our net loss primarily because $79,738 of the loss arose from our accounting for the replacement of one note by another. In addition, due to lack of cash, most of the expenses we incurred during the first six months of 2011 were accrued as of June 30, 2011.  We financed that cash flow by issuing 1,286,638 shares of common stock in January 2011, for which we received a cash payment of $70,000.

We plan to obtain the capital required to initiate our business plan by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds other than the $70,000 referred to in the preceding paragraph and the $100,000 referred to in Note 10 to the financial statements. Accordingly, the opinion of our independent registered public accounting firm with respect to our 2010 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to purchase farmland and initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2011.  The evaluation revealed that there is a material weakness in our disclosure controls, specifically that the small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2011.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A  Risk Factors

There have been no material changes from the risk factors included in our Form 10 Registration Statement filed on April 29, 2011.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2011.

Item 3.                            Defaults Upon Senior Securities.

None.

Item 4.                            Reserved.

Item 5.                            Other Information.

None.

Item 6.                            Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAM TERRA, INC.

Date: December 23, 2011	By:	/s/ Alexandre Clug
Alexandre Clug, Chief Executive Officer

	By:	/s/ Angel Lana
Angel Lana, Chief Financial Officer, Chief Accounting Officer