Form 10-Q
period 2011-09-30
PanAm Terra, Inc.
filed 2011-12-23
CIK 1518964

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54375

PANAM TERRA, INC. (Name of Registrant in its Charter)

Nevada	20-2609195
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

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

December 23, 2011
Common Voting Stock: 5,022,681

PANAM TERRA, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Operations - for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from Commencement of Development Stage through September 30, 2011	3
	Condensed Consolidated Statements of Shareholders’ Deficit - for the Period From Commencement of Development Stage through September 30, 2011	4
	Condensed Consolidated Statements of Cash Flows – for the Nine Months Ended September 30, 2011 and 2010 and for the Period from Commencement of Development Stage through September 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II	Other Information

Item 1.	Legal Proceedings	18
Items 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Reserved	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS
CURRENT ASSETS

Due from Related Party	$13,323	$-
Due from Shareholder	-	4,997
Prepaid Expenses	-	1,474
Total Current Assets	13,323	6,471

TOTAL ASSETS	$13,323	$6,471

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$139,129	$109,437
Due to Related Party	-	60,000
Notes Payable	55,938	-

Total Current Liabilities	195,067	169,437

Note payable	-	25,075

Total Liabilities	195,067	194,512

SHAREHOLDERS' DEFICIT

Common Stock, $0.001 par value, 500,000,000 shares authorized, 5,022,681 and 357,616 shares issued and outstanding, respectively	5,023	358
Common Stock issuable, $0.001 par value, 13,736 and 2,547,310 shares, respectively	13	2,547
Additional Paid-in Capital	1,685,413	1,472,167
Deficit Accumulated During the Development Stage	(323,338)	(114,258)
Accumulated Deficit	(1,548,855)	(1,548,855)

Total Shareholders' Deficit	(181,744)	(188,041)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,323	$6,471

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Unaudited

					From Commencement
	For the Three Months Ended		For the Nine Months Ended		of Development Stage
	September 30,		September 30,		on February 15, 2007
	2011	2010	2011	2010	Through September 30, 2011

EXPENSES

Payroll costs	43,756	-	105,408	-	105,408
Legal and accounting fees	5,938	188	38,546	188	44,572
Travel	-	-	21,016	-	21,016
Other and administrative	5,698	6,740	16,855	9,157	36,856
Directors fees	364	-	5,098	-	5,098
Consulting fees	-	31,359	-	55,836	88,156

Total Expenses	55,756	38,287	186,923	65,181	301,106

LOSS FROM OPERATIONS	(55,756)	(38,287)	(186,923)	(65,181)	(301,106)

OTHER INCOME (EXPENSE)
Gain on dissolution of subsidiary	-	-	60,932	-	60,932
Gain on extinguishment of debt	-	-	156	-	156
Interest expense	(1,336)	-	(3,507)	-	(3,582)
Loss on extinguishment of debt	-	-	(79,738)	-	(79,738)

Total Other Income (Expense)	(1,336)	-	(22,157)	-	(22,232)

NET LOSS	$(57,092)	$(38,287)	$(209,080)	$(65,181)	$(323,338)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES
BASIC AND DILUTED	5,032,008	2,903,469	4,704,504	2,903,109

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Deficit
For the Period from February 15, 2007 (Commencement of Development Stage) to September 30, 2011
Unaudited

									Deficit
									Accumulated
							Additional		During the	Total
	Common Stock Issued		Common Stock Issuable		Preferred Stock Issuable		Paid-In	Accumulated	Development	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Deficit

Balance – February 15, 2007	357,616	$358	2,545,310	$2,545	8,000,000	$8,000	$1,444,845	$(1,548,855)	$-	$(93,127)

Cancellation of preferred stock issuable	-	-	-	-	(8,000,000)	(8,000)	8,000	-	-	-

Loss from 2/15/07 to 12/31/07	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2007	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,834)	(97,961)

Net income, year ended 12/31/08	-	-	-	-	-	-	-	-	727	727

Balance – December 31, 2008	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,107)	(97,234)

Net loss, year ended 12/31/09	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2009	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(8,941)	(102,068)

Common stock issuable for settlement of debt on 9/6/10	-	-	2,000	2	-	-	19,342	-	-	19,344

Net loss, year ended 12/31/10	-	-	-	-	-	-	-	-	(105,317)	(105,317)

Balance – December 31, 2010	357,616	358	2,547,310	2,547	-	-	1,472,167	(1,548,855)	(114,258)	(188,041)

Common stock issued on 1/14/11 for cash	1,286,638	1,287	-	-	-	-	68,713	-	-	70,000

Common stock issued on 3/25/11 for directors' compensation	80,000	80	-	-	-	-	4,272	-	-	4,352

Common stock issued on 3/28/11 for settlement of debt with related party	751,117	751	-	-	-	-	59,249	-	-	60,000

Common stock issued on 5/18/11	2,547,310	2,547	(2,547,310)	(2,547)	-	-	-	-	-	-

Common stock issuable for directors' compensation	-	-	13,736	13	-	-	733	-	-	746

Issuance of beneficial conversion feature with note payable	-	-	-	-	-	-	80,279	-	-	80,279

Net loss, nine months ended 9/30/11	-	-	-	-	-	-	-	-	(209,080)	(209,080)

Balance – September 30, 2011	5,022,681	$5,023	13,736	$13	-	$-	$1,685,413	$(1,548,855)	$(323,338)	$(181,744)

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Unaudited

			From Commencement of
			Development Stage
			on February 15, 2007
	Nine Months Ended September 30,		Through September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(209,080)	$(65,181)	$(323,338)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on dissolution of subsidiary	(60,932)	-	(60,932)
Gain on extinguishment of debt	(156)	-	(156)
Loss on extinguishment of debt	79,738	-	79,738
Common stock issued or to be issued for services	5,098	-	5,098
Changes in operating assets and liabilities:
Increase in due from related party	(13,323)	-	(13,323)
Decrease in prepaid expenses	1,474	-	-
Increase in accounts payable and accrued expenses	122,184	65,181	217,913

Net Cash Used by Operating Activities	(74,997)	-	(95,000)

FINANCING ACTIVITIES

Advances repaid by shareholder	4,997	-	-
Proceeds from sale of common stock	70,000	-	70,000
Note payable proceeds	-	-	25,000

Net Cash Provided by Financing Activities	74,997	-	95,000

NET INCREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement of debt with related party	$60,000	$-

Reduction of note payable on issuance of beneficial conversion feature	$80,279	$-

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

Depreciation is computed using the straight-line method over the useful life of each asset. Farmland is not depreciated. The Company did not own any property and equipment as of September 30, 2011.

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales or services rendered when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company did not recognize any revenue during the three and nine months ended September 30, 2011 and 2010, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 3 – DUE FROM RELATED PARTY

The Company was unable to open a bank account as of September 30, 2011. To conduct banking operations, the Company utilized a bank account established exclusively for the purpose of processing the Company’s banking transactions. The bank account is titled and owned by an entity that is wholly-owned by the Company’s chief executive officer. As of September 30, 2011 the bank account balance totaled $13,323. In November, 2011, the Company opened a bank account and all funds in the bank account that was being used exclusively for Company business but not titled in the Company’s name, were transferred to the Company’s bank account in December, 2011.

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

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $105,279 for purposes of determining the loss on extinguishment of debt. A loss on extinguishment of debt of $79,738 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the consolidated statement of operations. The new note fair value of $105,279 was determined by multiplying the number of convertible shares (1,935,284) by the estimated per share value ($0.0544) of the common stock on March 10, 2011. The $0.0544 valuation price used is the per share cash price obtained by the Company in its only equity offering prior to this transaction. The difference between the estimated fair value of the common stock issuable upon conversion of the new note and the face amount of the new note results in a beneficial conversion feature of $80,279 which was recorded as a reduction to the fair value of the new debt instrument and an increase to additional paid-in capital.

Interest expense for the three and nine months ended September 30, 2011, respectively, totaled $630 and $1,404, respectively. As of September 30, 2011, accrued interest on the note payable totals $1,404. The note payable balance that is included in the consolidated balance sheet totals $26,404 which includes the $1,404 of accrued interest.

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

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $28,000 for purposes of determining the gain on extinguishment of debt. A gain on extinguishment of debt of $156 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the statement of operations. The new note value of $28,000 was determined by the Company to be reasonable although the value of the convertible shares is less than the face value of the new note. The Company believes that because the note interest rate is representative of the rate the Company would have to pay for similarly termed debt instruments from third parties, the appropriate valuation is the $28,000 face amount of the note.

Interest expense for the three and nine months ended September 30, 2011, respectively, totaled $706 and $1,534, respectively. As of September 30, 2011, accrued interest on the note payable totals $1,534. The note payable balance that is included in the consolidated balance sheet totals $29,534 which includes the $1,534 of accrued interest.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist principally of due from related party, accounts payable and accrued expenses, and two term notes payable. The recorded value of the Company’s due from related party, accounts payable and accrued expenses, approximates their current fair values due to the relatively short-term settlement period of these instruments. The fair value of the convertible notes is not practicable to determine due to the relative lack of marketability of the Company’s common stock.

NOTE 6 – INCOME TAXES

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2011	2010
Tax benefit of net loss at federal statutory rate	34.00%	34.00%
Change in valuation allowance	(34.00)	(34.00)
Tax benefit of net loss at effective rate	-%	-%

The components of the Company’s deferred tax asset are as follows as of September 30, 2011 and December 31, 2010:

	2011	2010
Deferred Tax Asset:
Net Operating Loss Carryforward	$355,669	$285,530
Valuation Allowance	(355,669)	(285,530)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$70,139	$35,808

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

The increases in the 2011 and 2010 valuation allowances of $70,139 and $35,808, respectively, are solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of September 30, 2011, the Company had NOL carryforwards for income tax reporting purposes of approximately $1,046,085, which may be offset against future taxable income through year 2031.

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

NOTE 7 – COMMITMENTS

Effective March 1, 2011, the Company entered into a three year employment agreement with its Chief Executive Officer (CEO). The CEO’s annual compensation shall be $120,000. The salary shall be increased to an annual rate of $200,000 if the Company receives an aggregate financing of $500,000 calculated starting October 1, 2010. Compensation may be increased by the Company in its sole discretion. For work performed in year 2011 but prior to this employment agreement, the CEO shall be paid a signing bonus of $50,000. The bonus will be payable to the CEO at the earlier of directors’ approval or upon the Company receiving aggregate financing of a minimum of $500,000 calculated starting January 1, 2011. The CEO shall be eligible for a performance bonus based upon certain objectives established by the Board of Directors. The targeted amount of the initial performance bonus is $50,000 annually. The CEO shall also be entitled to certain other fringe benefits such as insurance coverage under employee benefit plans that the Company may establish. Under certain circumstances the CEO may be entitled to a termination payment equal to twelve months of the CEO’s salary at the time of termination. The agreement subjects the CEO to certain non-interference, non-disclosure and non-competition terms. As of September 30, 2011, the CEO has not been paid any compensation and his accrued and unpaid salary of $70,000 is shown on the consolidated balance sheet in the “accounts payable and accrued expenses” category. For the three and nine months ended September 30, 2011, respectively, the CEO’s salary totaled $30,000 and $70,000, respectively, and is included in payroll costs in the consolidated statement of operations.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – COMMITMENTS (CONTINUED)

On March 25, 2011, the Company executed two separate “Non-Executive Letters of Appointment” with identical terms for each of the two directors named therein. Under the terms of the agreements, each director will be entitled to 40,000 shares of common stock that vested upon the execution of the agreements. Furthermore, each director will be entitled to an additional 40,000 shares that will vest ratably over three years. In addition to the granting of the aforementioned common shares, the Company will determine a directors’ fee once the Company has raised a cumulative of $1,000,000. On May 18, 2011, the Company issued 80,000 shares in the aggregate to the two directors pursuant to the terms of the agreements. The Company’s consolidated statement of operations for the three and nine months ended September 30, 2011, respectively, includes directors’ fees of $364 and $5,098, respectively. As of September 30, 2011, the directors had earned 13,736 common shares that have not been issued and are reflected on the consolidated balance sheet as “common stock issuable” at par of $13.

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

The shares were valued based on the average per share private placement stock price on January 14, 2011 of $0.0544 since no other stock cash sale transactions occurred prior to October 1, 2011. The consolidated statement of operations for the three and nine months ended September 30, 2011, respectively, includes $12,240 and $32,640, respectively, of payroll costs related to this transaction.  The September 30, 2011 consolidated balance sheet includes $32,640 of the unpaid payroll in the category “accounts payable and accrued expenses”.

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

Results of Operations

PanAm Terra is in its organizational phase at this time. During the three and nine month periods ended September 30, 2011, the Company had no revenue and incurred $55,756 and $186,923, respectively, in operating expenses. The primary component of expenses was salary accrued to compensate our Chief Executive Officer and Chief Financial Officer, who are the Company’s only employees, for their services in developing our business plan and initiating the organization of our business. We also incurred $21,016 in travel expenses in the nine month period ended September 30, 2011, relating to the efforts of our Chief Executive Officer to develop the relationships in Latin America necessary for the implementation of our business plan. The remainder of our expenses in the first three and nine months of 2011 was legal, accounting and administrative expenses incurred in organizing the affairs of PanAm Terra. In the first nine months of 2010, when PanAm Terra was dormant, the Company incurred $55,836 in consulting fees arising from certain legacy arrangements and $9,345 in expenses related to sustaining its corporate existence.

Early in 2011 we completed the liquidation of a subsidiary named Ascentia Biomedical Technologies, Inc. The subsidiary had no assets and its creditors had no legal right of access to the assets of the Company. For that reason, we have recorded the liabilities of the subsidiary on the date of dissolution, which totaled $60,932, as a gain on dissolution of subsidiary, representing other income on our Statements of Operations. This was offset by the $79,738 loss on extinguishment of debt that we recorded in March 2011. The loss arose when we replaced a $25,000 note payable with a $25,000 convertible note. As a result of the conversion feature, the fair value of the convertible note when issued was $105,279. Accordingly we recorded the difference between the fair value of the note payable and the fair value of the convertible note as a loss on extinguishment of debt.

As a result of the several expenses described above, the Company recorded a net loss of $57,092 ($.01 per share) for the three months ended September 30, 2011 and a net loss of $209,080 ($.04 per share) for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s operations during the first nine months of 2011 used $74,997 in cash.  Our cash usage was less than our net loss primarily because $79,738 of the loss arose from our accounting for the replacement of one note by another. In addition, due to lack of cash, most of the expenses we incurred during the first nine months of 2011 were accrued as of September 30, 2011.  We financed that cash flow by issuing 1,286,638 shares of common stock in January 2011, for which we received a cash payment of $70,000.

We plan to acquire the capital required to initiate our business plan by issuing equity securities, either capital stock or convertible debt. To date, however, we have received no commitments for funds other than the $70,000 referred to in the preceding paragraph and the $100,000 referred to in Note 10 to the financial statements.  Accordingly, the opinion of our independent registered public accounting firm with respect to our 2010 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to purchase farmland and initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2011. The evaluation revealed that there is a material weakness in our disclosure controls, specifically that the small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2011.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A   Risk Factors

There have been no material changes from the risk factors included in our Form 10 Registration Statement filed on April 29, 2011.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2011.

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