Form 10-K
period 2011-12-31
PanAm Terra, Inc.
filed 2012-11-13
CIK 1518964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________ to __________

Commission File Number 0-54375

PANAM TERRA, INC. (Name of Registrant in its Charter)

Nevada	20-2609195
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

900 Biscayne Blvd., Suite 3307, Miami, FL 33132
(Address of Principal Executive Offices)

Issuer's Telephone Number: 305-610-8000

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No √_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  √_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer     Non-accelerated file     Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of  June 30, 2011, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was nil, as there was no public market for the common stock.

As of November 13, 2012, there were  8,472,681 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of PanAm Terra, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.          BUSINESS

PanAm Terra, Inc. (the “Company”) was organized as a Nevada corporation in 2001 under the name “Bellweather Corporation.”  It subsequently changed its name to “Ascentia Biomedical Corporation” and undertook to engage in biomedical research and development activities.  In 2006 the Company acquired a secure cable infrastructure system installations business and changed its name to “Duncan Technology Group.”  The Company terminated operations in 2007 and was dormant until 2010, when current management began to develop the business plan described in this Annual Report.  To reflect that business plan, the name of the Company was changed to “PanAm Terra, Inc.” in April 2011.

Our current business plan contemplates that we will function as an agricultural asset management  company by acquiring, leasing and controlling approximately 20,000 hectares of farmland in Latin America, with an initial focus primarily in Uruguay and Brazil and secondarily in Peru, Columbia, Chile and Paraguay.  The acquired farmland is anticipated to be utilized for permanent crops that can be readily transported to countries that cannot produce sufficient staples at a competitive cost, such as China, Korea and the countries of Eastern Europe. Our initial plans are (i) to acquire existing farmland from farmers as real estate investments and (ii) to lease back the land to the selling farmer or an independent operator, thereby providing investors a current yield through rental income as well as participating in the long term asset appreciation.    In particular, the Company is focused on high quality arable land with water assets and good infrastructure access. To date, however, the Company has acquired no farmland nor identified any specific parcel of land that it will acquire, as we will need to secure adequate funding before we can commence our acquisition program.  Currently, the Company’s operations consist of developing the relationships in Latin America that will be necessary for our business and developing relationships with potential funding sources.  It should be noted, moreover, that none of the officers or directors of the Company has significant experience in acquiring or managing farmland.  We will depend, therefore, on the team of local agents that we assemble to assist in our acquisition efforts and manage the farmland that we acquire.  We have not yet fully assembled that team.

The Global Agricultural Market

We expect the market for agricultural commodities to be characterized by increasing demand at the same time that growth in the supply of arable land is significantly constrained.  World demand for agricultural commodities is rapidly increasing as a result of (i) population growth, (ii) demand in developing countries for a more resource intensive diet with additional protein, and (iii) the emergence of biofuels.  Yet on the supply side, it is becoming increasingly challenging to keep up with rising demand due to pressures on existing production, fundamental limits on growth in agricultural production, and climate change.

Per capita production of grain has been in decline since the mid-1980s and per capita availability of agricultural land since well before then1. In 2008 this state of affairs culminated in the lowest global grain stocks in over 40 years and the most pronounced increase in agricultural commodity prices on record2.  After a downward correction in grain prices during the second half of 2008, they resumed their upward trend despite the worst global recession in two generations.  Agricultural prices are now approaching, or exceeding, the 2008 high water marks.

Population Growth and Global Income Expansion

Every day the total population of the earth increases by over 200,000 people3. There are 1,402 million hectares of arable land, 138 million hectares of perennial croplands and 3,433 million hectares of pasturelands feeding the current world population of 6.7 billion (2009)4. The total of 4,973 million hectares of agricultural land amounts to an average of 0.74 hectares per person. In addition to industrial crops like cotton and rubber, these 0.74 hectare units must produce almost all the food each person consumes.

By 2050, the world’s population is expected to reach 9.2 billion, 34 percent higher than today.5   Nearly all of this population increase is anticipated to occur in developing countries. Experts predict that urbanization will continue at an accelerated pace, and about 70 percent of the world’s population will be urban (compared to 49 percent today).   Rising incomes in China and other developing countries are resulting in protein based consumption that has risen 14 fold from 1961 to 20056 and is expected to continue rising rapidly as the size of China’s middle class increases from 15 million in 2000 to 195 million in 2020, requiring a commensurate increase in grain and feedstock.  Income levels are forecasted to be many multiples of what they are now.

1    FAOSTAT (2009)  Available online at http://faostat.fao.org/default.aspx.
2    World Bank (2009). Global Economic Prospects: Commodities at the Crossroads. World Bank, Washington, D.C. Available online at: http://siteresources.worldbank.org/INTGEP2009/Resources/10363_WebPDFw47.pdf
3   UN Population Division (2007). UN 2006 population revision. UN, New York. Available online at: http://esa.un.org/unpp/.
4   FAOSTAT (2009). FAOSTAT. Available online at: http://faostat.fao.org/default.aspx.   The Land Commodities Global Agriculture & Farmland Investment Report 2009.
5   2010 OCED Agro Outlook Report
6   FAO STAT.

In order to feed this larger, more urban and richer population, food production (net of food used for biofuels) must increase by 70 percent.7

            Arable Farmland and Future Crop Production Needs

Accompanying this population growth and upward pressure on demand is an inadequate supply of new farmland.  Over the last 20 years, global arable acreage has remained flat.8  Even with yield improvements, there is a need for 50 to 80 million net incremental hectares of the 10 major crops globally between 2010 and 2020.9 Over the next 40 years, 120 million additional hectares must be cultivated to meet food demand from a growing world population.

According to the United Nations Food and Agricultural Organization, the earth has only 1.3 billion hectares of currently utilized arable cropland and 3.4 billion hectares of pasture land of all qualities. About 2 billion hectares of the pastureland could be converted to farmland, but much of it would be of relatively low quality. If all potential farmland is utilized by 2050, the "fair share" of this food production area for each global inhabitant would be about 0.32 acre. Considering the declining quality of farmland worldwide, significant expansion of the potential areas of arable land, especially if it is at the expense of forest, is probably not a realistic solution.

As the figure below shows, the expansion rates for total global arable land have leveled off quite markedly since the early 1960s. Indeed, in the last three years for which data is available, the amount of arable land has actually decreased.

7   FAO.
8   FAO; High Quest Analysis.
9   USDA; High Quest Analysis

  Additional land capable of growing food economically and sustainably is limited. As most of the most productive and economically viable land is already being used, expanding the supply of irrigated land is difficult and expensive.  Diminishing global water supplies and the loss of land due to rising urbanization, land degradation and desertification are further reducing the supply of land suitable for crop production.

In addition, the use of grains for the production of biofuels has increased by over 200% since the year 2000.10 Maize can be transformed into ethanol and sold at profitable prices if conventional oil prices are in excess of $50 per barrel.11 Thus, should oil prices remain high or continue to rise further in the foreseeable future, demand from the biofuels sector has the potential to outstrip food demand, even in the short to mid-term, thus further increasing the value of farmland.

Food demand is by its very nature price inelastic- i.e. the quantity of food purchased does not diminish as food prices increase nor increase as food prices fall, at least not to the same extent that the quantity of more discretionary purchases, such as clothing and housing, are affected by changes in market price.  Adjusted for inflation, current agricultural commodities prices remain below previous highs. Despite the appearance of rising prices, food expenditures as a percentage of total consumer spending remain near all-time lows.  These factors imply significant scope for further increases in agricultural commodity prices, and with them, farmland values.

The Potential Effects of Global Warming and Climate Change

 Agriculture is vulnerable to the effects of climate change.  Higher temperatures reduce yields of desirable crops while encouraging weed and pest proliferation.  Changes in precipitation patterns increase the likelihood of crop failures and production declines. Extreme weather events caused by climate change are already having a noticeable effect on food production.   As for the future, while they may disagree on detail, the various climate forecasting models are unanimous with respect to global warming’s increasingly negative impact on global food production.  In early 2009, the United Nations summed up the potential combined effects as follows:

        “Land degradation and conversion of cropland for non-food production including biofuels, cotton and others are major threats that could reduce the available cropland by 8–20% by 2050. Species infestations of pathogens, weeds and insects, combined with water scarcity from overuse and the melting of the Himalayan glaciers, soil erosion and depletion as well as climate change may reduce current yields by at least an additional 5–25% by 2050.”12

10  United Nations Environment Programme Rapid Response Assessment (2009). The Environmental Food Crisis: The environment’s role in averting future food crises. Available online at http://www.grida.no/_res/site/file/publications/
FoodCrisis_lores.pdf .

11  World Bank (2009). Global Economic Prospects: Commodities at the Crossroads. World Bank, Washington, D.C. Available online at: http://siteresources.worldbank.org/INTGEP2009/Resources/10363_WebPDFw47.pdf

This represents a total potential drop in food crop production of 45% by 2050. While this is happening, global population is forecast to grow as high as 50% over today’s levels by 205013.  When combined with increases in global GDP, this could result in a doubling of global food demand during that period14.  A future of such fundamentally discordant market conditions is hard to comprehend, especially when considered in the context of an already overstretched food supply. At the present time, demand growth is already outstripping supply growth by a factor of almost two to one.  All of these factors indicate that, absent a dramatic reversal of current global warming patterns, a severe supply-demand imbalance in the market for farmland is likely, resulting in a significant increase in the value of good arable farmlands.

Recent Agricultural Trends

Agriculture has experienced a number of severe shocks in recent years with record high oil prices, commodity price spikes, food security fears and resultant trade restrictions, as well as the most serious global economic recession since the 1930s. The greatest impact has been on the poor, especially in developing countries, with the world’s hungry now estimated at over 1 billion people.15  However, agriculture has shown remarkable resilience, with strong supply response to high prices and with continuing, albeit dampened, demand growth during the economic crisis.  During 2010, a degree of normalcy returned to many markets with production closer to historical levels and demand recovering.   Still, many governments remain concerned about the potential for a repetition of significant shocks to such key factors as energy prices, exchange rates, and the macroeconomic performance of key countries and regions, and about the consequences that such shocks have for agricultural price volatility.16  Escalating food prices have made a significant contribution to the civil turbulence recently seen in many countries.

Underpinning agricultural prices is an increasing cost structure, particularly in regions where energy inputs are used intensively. Global agricultural production is anticipated to grow more slowly in the next decade than in the past one, but, in the absence of unexpected shocks, growth remains on track with the estimated requirement of a 70% increase in global food production by 2050. When including agricultural production for alternative energy uses, this number obviously increases even more dramatically. On a per capita basis, production growth in the least developed countries is struggling to keep up with rapid population growth. Global sector growth will be led by the regions of Latin America and Eastern Europe and, to a lesser extent, certain countries in Asia.17

12 United Nations Environment Programme Rapid Response Assessment (February 2009). The Environmental Food Crisis: The environment’s role in averting future food crises. Available online at http://www.grida.no/_res/site/file/publications/
FoodCrisis_lores.pdf
13 UN Population Division (2007). UN 2006 population revision. UN, New York. Available online at: http://esa.un.org/unpp/
14 United Nations Environment Programme Rapid Response Assessment (February 2009). The Environmental Food Crisis: The environment’s role in averting future food crises. Available online at http://www.grida.no/_res/site/file/
publications/FoodCrisis_lores.pdf
15  2010-1019 OECD Agro Outlook Report
16   Ibid.

Agricultural Trade Flows

Trade flows and patterns in agricultural products continue to evolve with increased south-south trade in addition to the traditional north-south trade. On the import side, developing countries are becoming increasingly integrated into world agricultural trade and regional markets.  Other countries, such as China, with a well-established presence on international markets, seek to diversify their sources of supply, resulting in new economic interactions and trade between developing and other countries.  These forces are effectively reshaping worldwide flows of agricultural trade. In addition, developing country groupings are assuming greater prominence in international trade negotiations and their agendas.

These trade factors suggest that there will be a considerable need for additional production of agricultural products to meet anticipated higher domestic and import demand for food and feed purposes over the coming decade.

The Mercosur Countries

The Mercosur countries - i.e. the signatories to the Treaty of Asuncion, which created the Mercado Común del Sur (Argentina, Brazil, Paraguay and Uruguay) are playing a significant role in world export of commodities and food, ranking among the top exporters for several products as shown below:

17   Ibid.

Source:  World Agricultural Highlights - The South American Opportunity - June, 2010 - Allied Venture, Montevideo, Uruguay. http://www.slideshare.net/lperezrocha/world-agriculture-highlights

The chart below reflects the agricultural areas of each Mercosur country, as well as the potential for agricultural land not yet developed (in 1,000s of hectares):

Source:  World Agricultural Highlights - The South American Opportunity - June, 2010 - Allied Venture, Montevideo, Uruguay. http://www.slideshare.net/lperezrocha/world-agriculture-highlights

Thus, the potential for growth in arable farmland across the Mercosur countries, particularly in Argentina and Brazil, is quite high.

           Argentina

As global food consumption demand continues to grow, Argentina will remain a critical link in the global food production chain. In 2008, Argentina produced 46.2 mm metric tons of soy, corn (21.3 mm), maize, sugarcane (20.5 mm), wheat (16.3 mm), sunflower seeds (4.6 mm), citrus fruit (3.2 mm), sorghum (2.9 mm), grapes (2.8 mm), potatoes (2.6 mm), barley (1.5 mm), apples (1.2 mm), rice (1.2 mm), green tea and yerba mate (1.1 mm). The Argentine agricultural industry is characterized by strong production and large-scale mechanization.  It enjoys a position as one of the world’s foremost agricultural exporters, with the industry contributing over US$16 billion to GDP.

Argentina is the No 3 global exporter of soybeans and the top supplier of soymeal and soyoil.  The USDA sees Argentina's soy output during the 2010-2011 season at 50 million tons.18  Argentina expects its corn and wheat crop yields this year to exceed expectations, adding to recent improvements in outlook for soya exports to China that were suspended last year over a contamination controversy.

Argentina has the benefit of wide plains of deep, dark soils, able to produce high grain yields and meat of excellent quality.  The fertile soil resources (Mollisols and Alfisols) in Argentina’s Pampa region have been the main support of economic development in the country. In the region, there is:

●	Deep and fertile soil (lucerne roots down 4 - 5 meters).
●	Soil derived from calcite bedrock with a neutral pH.
●	A complete absence of stone of any kind for 80,000 sq km.
●	Rainfall all year round.
●	Summer temperatures over 30° C, high humidity, with winters down to 3 - 5°C.
●	Flat country (700 km from the coast, only 100 m above sea level).
●	A complete absence of animal diseases except mastitis and face flies.
●	No soya bean rust or maize grey leaf spot.
●	An excellent main road infrastructure.
●	Ocean-going grain carrier ships able to navigate the Parana River for 400 km inland to load at Rosario. The river is navigable by barge for a further 3,000 km into Brazil and Bolivia.
●	Agricultural contractors to do all the spraying, planting and harvesting, with a huge fleet of grain trucks to move grain from farms to market.

Source:  Dairy Matters Newsletter, Volume 2, May 2008, http://www.clover.co.za/content/dairy_
matters_may_08.pdf.

Brazil

           Brazilian agriculture is well diversified, and the country is largely self-sufficient in food. Agriculture accounts for 8% of the country's GDP, and employs about one-quarter of the labor force in more than 6 million agricultural enterprises. Brazil is the world's largest producer of sugarcane and coffee, and a net exporter of cocoa, soybeans, orange juice, tobacco, forest products, and other tropical fruits and nuts.

18 Business Recorder

There has been a significant increase in Brazil’s farm production in the past two decades.  Between 1996 and 2006 the total value of the country’s crops rose from 23 billion reals to 108 billion reals, or 365%. Brazil increased its beef exports tenfold in a decade, overtaking Australia as the world’s largest exporter. It has the world’s largest cattle herd after India’s. It is also the world’s largest exporter of poultry, sugar cane and ethanol. Since 1990 Brazil’s soybean output has risen from barely 15 million tons to over 60 million. Brazil accounts for about a third of world soybean exports, second only to the United States. In 1994 Brazil’s soybean exports were one-seventh those of the United States; today they are six-sevenths. Moreover, Brazil supplies a quarter of the world’s soybean trade on just 6% of the country’s arable land.19

Brazil's frontier region is vast and largely untapped. Brazil's high-plains, the cerrados20, cover an estimated 207 million hectares, or about one-fourth of the country.  Only about one-fourth of the cerrados is now used for economic production.   EMBRAPA, Brazil's agricultural research organization, estimates that another 100+ million hectares are suited for modern mechanized crop agriculture. More recently, the USDA estimated that between 145 and 170 million hectares (402 million acres) could be opened for crop production. This means that the agricultural area yet to be opened is more than 25% larger than the total crop acreage of the United States.

The Brazilian economy has become significantly more stable in recent years and much more foreign capital is now invested in national activities. In recent years, this enormous piece of land has hosted dozens of major agricultural corporations, such as SLC Agrícola, Multigrain and Vanguard are examples of Brazil - all with revenues above $ 300 million. Among the main activities of these companies, as well as other farms in that region, are the planting of soybeans, corn and cotton.  There are no restrictions on exporting profits or disinvesting capital for foreign investors.

Our Business Plan

The Company is currently engaged in investigating opportunities for land acquisition in Latin America, developing business relationships there, and carrying on discussions with potential sources of funding.  We have no revenue-producing operations.  Nor have we acquired any farmland nor identified any specific parcel of farmland that we intend to acquire.

Our objective is to acquire and control approximately 20,000 hectares of Latin American farmland that is utilized for permanent crops which can be readily exported on ships to countries that cannot produce enough food at a competitive cost.  Through our farm management efforts, we will attempt to realize profits from the long term trends described above of:

●	increasing population,
●	increasing incomes in high growth economies,
●	rising food commodity prices, and
●	the growing value of fertile farm land where abundant soil, water, and access to shipping allows for more favorable economics than the developed counties such as the United States and Europe.

19  The Economist, “The miracle of the cerrado”, August 26, 2010
20   AgBrazil, “Brazil’s Agricultural Frontier”

We will seek to build a first rate management team to acquire and manage these farmlands in the Mercosur region, with an initial focus on Uruguay and Brazil.  At first, senior management will be on the ground leading this effort and will build this team while working on the early acquisitions. We believe that this expertise can be acquired or built relatively cheaply due to lower labor costs in Latin America. This team will be the local representatives and will deal with the day-to-day agricultural asset management issues that will be faced by the Company, allowing senior management of the Company to focus on capital and strategic objectives.

The farmland management team will:

●	source, evaluate, negotiate, and recommend acquisitions,
●	monitor the leased operations and maintenance of the acquired farmland, ensuring that modern farmland management techniques are employed, , and
●	report to senior management of the Company and advise on any hedging, pricing, or other revenue measures.

The First Year Program

Our Chief Executive Officer began to develop the business plan for PanAm Terra in 2010.  Currently the Company is still in the investigative stage.  Members of management are making frequent trips to Latin America, primarily to develop a relationship with a farmland management team that will be responsible for the Company’s on-site operations management.  During the next twelve months, we plan to carry on the following activities simultaneously:

●	Complete registration of our common stock with the Securities and Exchange Commission, followed by application for a listing on an interdealer electronic quotation system.
●	Develop sources for our initial financing of at least $3 million.
●	Develop and contract with a farmland management team in Latin America, including land managers, surveyors, lawyers, commodity dealers, and specialists in export logistics.
●	Investigate potential land acquisitions.

           Our plan is to finalize relationships with our funding sources early in 2013, by which time we anticipate that our common stock will be quoted for public trading.  As we become confident that the necessary funds are raised, we will engage the portions of our farmland management team that can assist us in choosing among the land acquisition opportunities that we have discovered.  We will attempt to schedule the acquisition of our first land parcels promptly after we obtain our initial financing.  Our expectation, therefore, is that we will commence actual farming operations in Latin America in the summer of 2013.  This schedule depends entirely, however, on our success in achieving the milestones listed above.  Any delay in achieving our listing, obtaining financing, or identifying appropriate acquisitions will delay the initiation of our farming operations.

Land Acquisition Strategy

Company management will develop a network of brokers and agents to identify farmland in key markets of Brazil, Uruguay, Peru, Columbia, Chile and Paraguay. After locating a property, the Company will perform extensive due diligence, involving technical, economic, and environmental analyses.  When the Company decides to bid for a property, it will initially determine with the landowner whether to complete a sale that removes the landowner from the land or structure a sale and lease-back which results in the prior landowner continuing to work the land under a lease agreement.  Each of the acquisitions will necessarily be negotiated individually.

We intend to acquire properties in regions that have sufficient infrastructure to get products to market, as well as existing or available water resources.  We expect to mitigate investor risk by avoiding properties requiring significant transformational investment and to mitigate operating risk by leasing our properties to top quality operators.  We are focused on farmland suitable for producing permanent crops, such as soybeans, corn, grains, although we anticipate mixed use properties in certain markets, such as Uruguay.  In all cases we will seek to acquire properties capable of producing strong current yields and significant long term asset appreciation.  Overall, we expect to assemble a portfolio of top quality agricultural properties diversified by country and by crop.

Sustainable Agriculture

We are committed to engage in sustainable agriculture practices.  Sustainable agriculture is an integrated system of plant and animal production practices having a site-specific application that seeks to, over the long term:

✓	satisfy human food and fiber needs,
✓	make the most efficient use of non-renewable resources and on-farm resources and integrate, where appropriate, natural biological cycles and controls,
✓	sustain the economic viability of farm operations, and
✓	enhance the quality of life for farmers and society as a whole.

Our commitment to sustainable agriculture may increase certain costs initially; however, over the long term the benefits of sustainable agricultural practices to the continued fecundity of our soil should more than offset the initial disadvantages.

Government Regulation

Our ability to acquire farmland in the Mercosur countries will be limited and regulated by national and local regulations regarding foreign ownership of land.  These regulations and the policies behind them are in flux - future regulations and policies may be more or less restrictive, as the political will of each nation determines.  Our belief is that some of the current restrictions have been hastily adopted in response to land acquisitions by sovereign wealth funds and foreign institutions spurred by recent sharp increases in the market prices of food commodities.  We expect recently-adopted regulations in Brazil and regulations currently proposed in Argentina to be relaxed.  Nevertheless, for the foreseeable future our access to farmland in the Mercosur countries will be restricted to some measure by legislation and administrative policies in each of these countries.

The following summarizes the regulatory environment in each of the Mercosur countries:

Uruguay.  Uruguay currently has no law that prevents foreigners from purchasing land in Uruguay.  The only significant limitation that we will face on our ability to acquire land in Uruguay is a national law that gives the state the first option to purchase any farmland before it is transferred, which option could be used to implement a policy restricting foreign ownership.  At present the stated policy of the government of Uruguay is that private land sales to foreign nationals are permitted; however, restrictions will be imposed on acquisition by foreign sovereign wealth funds.

Argentina.  Currently, the only regulation limiting possession of land by foreigners is a 1944 decree that restricts acquisitions in border areas and zones that are key to national security.  However, in reaction to a recent sharp increase in land acquisitions spurred by rising international food prices, a number of legislative proposals have been introduced.  The leading proposal is that of President Cristina Kirchner, who has introduced legislation that would bar individual foreigners from owning more than 2,500 acres in Argentina and would impose a 20% limit on aggregate foreign ownership of Argentina’s total rural land.  We cannot determine whether this or any similar legislation will be adopted.

Brazil.  In response to a surge in land acquisition by foreigners, the government of Brazil recently adopted interim measures limiting foreign ownership of rural.  The regulations impose of limit of 5,000 hectares on ownership by individual foreigners.  The regulations also cap foreign ownership of any individual municipality at 24%, with a 10% cap on ownership by foreigners of any single nationality.  At the same time, the legislature created a National Land Council with authority to review any purchase of more than five hectares; the implementing regulations for the Council are now being developed.

Paraguay.  Land in Paraguay may be owned only by citizens of Paraguay.

Our business operations will be governed by a wide variety of local regulations focused on agricultural production, in particular regulations regarding treatment of farm laborers.  Wherever we acquire land, we intend to engage competent local counsel to advise us regarding the relevant regulations.

Competition

The Company will face intensely competitive situations, both in purchasing farmland in Latin American and in securing leasing and operating agreement s for our properties.  A significant number of well-financed public and private investment companies, such as hedge funds and private equity funds, have been launched with the intention of acquiring farmland in Latin America, some of which are focused on Uruguay and/or Brazil  Certain of these companies also operate the farmland.  Many of these funds are affiliated with major international financial institutions.  The major international food and grain companies also are active in the region.  These competitors have resources many times larger than ours.

The Company will attempt to compete by utilizing its management company to consolidate smaller parcels of land too small to interest the larger funds and companies and by avoiding transformational investment and timber-focused acquisitions.

Employees

The Company currently has two employees: our Chief Executive Officer and our Chief Financial Officer.

ITEM 1A   RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Our auditor has indicated that there is a substantial doubt as to whether we will be able to continue as a going concern.  In its report on our financial statements for the years ended December 31, 2011 and 2010, our independent registered public accounting firm has stated that the fact that the Company has not generated any revenues and does not have positive cash flow from operations raises substantial doubt as to our ability to continue as a going concern.  A “going concern” opinion is an indication that the auditor’s review of the company’s resources and business activities raised doubt as to whether the company will be able to realize its assets and discharge its liabilities in the ordinary course of business.  The risk of investing in a company whose financial statements carry a going concern opinion is that you are likely to lose all of your investment if the company fails to continue as a going concern.  In the case of PanAm Terra, the fact that we have minimal assets and no source of revenue means that we will continue as a going concern only if we are able to obtain the funds necessary to implement our business plan and are successful in that implementation.  If we are not able to convert our business into a going concern, investors in the Company will lose their investment.

We may be unable to sustain operations and we will certainly not be able to acquire farmland and initiate operations until we raise significant funds.  Our company at this time has only nominal working capital.  We are currently sustaining operations by relying on loans and other investments by the business associates of our management.  If those financing sources become unwilling to finance our development and we are unable to find alternative sources, we will not be able to continue the development of our business.  In addition, in order to acquire farmland and initiate operations, it will be necessary that we obtain approximately three million dollars of capital.  Since we have no assets to pledge against debt, it is likely that any capital we obtain will be the proceeds from a sale of equity or equity-related debt.  If we cannot persuade investors to purchase a sufficient amount of our equity, we will not be able to initiate operations.  Moreover, if the terms on which we sell our equity result in a large dilution to our existing shareholders, we may be unable to produce sufficient return on equity to make our company viable.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock. We will require approximately $3 million in financing to fund the initial implementation of our business plan. We may not be able to obtain financing on favorable terms, if at all. If we raise funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

Our business and operations are newly established. Unless we manage our growth effectively, our business will fail. The Company was reorganized and new management installed during the latter part of 2010.  Some members of our management team had prior experience running businesses in Latin America.  The extrapolation of that experience into a farmland acquisition and operation business on the magnitude contemplated by the Company will place significant demands on our senior management, and on our operational and financial infrastructure. If we do not effectively manage our operations, the quality of our program will suffer, which would negatively affect our operating results. The complexity of this undertaking means that we are likely to face many challenges, some of which are not yet foreseeable. Problems may occur with our acquisition of land, and with our ability to sell our crops at profitable prices. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth would be hurt.

The employment of qualified local personnel for the farm management company is crucial to the success of the Company.  Because senior management does not have significant expertise in agriculture and does not intend to relocate permanently to Latin America, the Company must identify, recruit and employ qualified staff in the various local markets for the farm management company.  These individuals, none of whom have yet been hired, will need sufficient skills in order to identify attractive properties, negotiate the purchases and manage the operations of the farms.  Failure to employ individuals with these talents is likely to prevent the Company from successfully executing its business plan.

We intend to operate in highly competitive marketplaces, which could adversely affect our land purchases and financial condition. Potential purchasers for available farmland in Latin America include multi-national corporations, large financial institutions, hedge funds and other investment companies and government sponsored vehicles.  These competitors are larger than we are and have substantially greater financial resources, technical expertise, and managerial capabilities that allow them to be in a better position to withstand changes in the industry.  Many also have been in the business for a longer period of time and have greater accumulated experience and higher global name recognition.  Those who have focused on agriculture in Latin America have already established local contacts as well as networks for distribution that will enable them to operate more efficiently than we will in our early years.  Competition could prevent us from obtaining worthwhile land or from securing advantageous markets for our crops.

Land in Latin American countries may be subject to expropriation or occupation. Our land may be subject to expropriation by governments of the countries where we intend to operate. An expropriation could materially impair the normal use of our lands and have a material adverse effect on our results of operations. Social movements, such as Movimento dos Trabalhadores Rurais Sem Terra and Comissão Pastoral da Terra in Brazil, are active in certain areas of the countries where we intend to operate. Such movements advocate land reform and mandatory property redistribution by governments. Land invasions and occupations of rural areas by a large number of individuals is common practice for these movements, and, in certain countries, police protection and effective eviction proceedings are not available to land owners. As a result, we cannot give any assurance that our properties will not be subject to invasion or occupation by these groups. A land invasion or occupation could materially impair the normal use of our lands and have a material adverse effect on us or the value of our shares.

Our business is dependent on economic conditions, both globally and in the countries where we intend to operate. We expect to make investments in farmland in Uruguay, Brazil, Paraguay and Peru, and we may acquire investments in other Latin America countries. Because demand for agricultural products usually is correlated to economic conditions prevailing in the local market, which in turn is dependent on the macroeconomic condition of the country in which the market is located, our financial condition and results of operations will be, to a considerable extent, dependent upon political and economic conditions prevailing from time to time in the countries where we operate. Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Certain countries have experienced severe economic crises, which may still have future effects. As a result, governments may not have the financial resources necessary to implement reforms and foster growth. Any of these adverse economic conditions could have a material adverse effect on our business.

In the past few years, the world’s economy experienced the effects of the crisis that unfolded in mid-2007 as a result of the disruption of the subprime mortgage market in the United States. Though there has been significant recovery, an interruption of such recovery may have an impact on the economic conditions that is difficult to predict. A less favorable or an unfavorable international environment for the countries where we intend to operate could force domestic policy adjustments, which could cause adverse economic conditions and adversely affect our business.

We face the risk of political instability, terrorism, civil strife, and other risks of doing business in emerging markets. We intend to conduct our operations in the countries of Latin America. Political developments in these countries, including government deadlock, political instability, terrorism, civil strife, and changes in laws and regulations, could adversely affect our business, financial condition and results of operations.

Worldwide competition in the markets for our products could adversely affect our business and results of operations. We will experience substantial worldwide competition in each of our markets. The market for permanent crops and by-products is highly competitive and sensitive to changes in industry capacity, producer inventories and cyclical changes in the world’s economies, any of which may significantly affect the selling prices of our products and thereby our profitability.  Due to the fact that many of our products are agricultural commodities, they compete in the international markets almost exclusively on the basis of price. Many other producers of these products are larger than we are, and have greater financial and other resources. Moreover, many other producers receive subsidies from their respective countries while we will not receive any such subsidies from the Argentine or any other government. These subsidies may allow producers from other countries to produce at lower costs than we can or endure periods of low prices and operating losses for longer periods than we can. Any increased competitive pressure with respect to our products could materially and adversely affect our financial condition and results of operations.

Local currencies used in the conduct of our business are subject to exchange rate volatility and exchange controls. The currencies of many countries in Latin America have experienced substantial volatility in recent years. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which are expected to account for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us generally, and may restrict our access to international capital markets. On the other hand, the appreciation of local currencies against the U.S. dollar may reduce our ability to purchase land  as well as to lower economic growth.  In addition, we may be subject to exchange control regulations in these Latin American countries which might restrict our ability to convert local currencies into U.S. dollars.  While we will attempt to hedge currency risk when appropriate, there can be no assurance that we will not incur significant losses as the result of currency movements.

Our business may be affected by political and constitutional uncertainty in Brazil. High levels of uncertainty have marked the Brazilian political environment since the country returned to civilian rule in 1985. Although Brazil’s democratic structure has improved in the last few years, the country still lacks solid political institutions, committed political parties and a mature judicial system. Brazil suffers from constant institutional changes that hinder the continuity of long-term development plans and that can adversely affect our strategies. Controls on foreign investments may limit our ability to receive capital from our Brazilian operations.  Any repatriation of the foreign capital, or income earned on the foreign capital investment, may require approval by the Brazilian government. Although approvals on repatriation are usually granted and we know of no current restrictions on foreign capital remittances, there can be no assurance that in the future approvals on repatriation will be granted or restrictions or adverse policies will not be imposed.

Fluctuation in market prices for our agriculture products could adversely affect our financial condition and results of operations.  Prices for the crops that we will sell, like those of other commodities, can be expected to fluctuate significantly. The prices that we are able to obtain for our agriculture products depend on many factors beyond our control, including:

●	prevailing world prices, which historically have been subject to significant fluctuations over relatively short periods of time, depending on worldwide demand and supply;
●
changes in the agricultural subsidy levels in certain important countries (mainly the United States and countries in the European Union) and the adoption of other government policies affecting industry market conditions and prices; and

●	demand for and supply of competing commodities and substitutes.

These factors are also impossible for us to forecast.  International food prices, as measured by the U.N. Food and Agricultural monthly food price index, have recently reached new highs.  Our financial condition and results of operations could be materially and adversely affected if the prices of agricultural commodities decline.

Unpredictable weather conditions may have an adverse impact on our crop production. Our primary crops will require warm weather with an adequate, but not excessive, amount of rainfall.  The occurrence of severe adverse weather conditions, especially droughts, hail or floods, is unpredictable and may have a potentially devastating impact upon our crop production. The occurrence of severe adverse weather conditions may reduce yields on our farms or require us to increase our level of investment to maintain yields.  Recent summer drought in South America, with particularly adverse conditions in Argentina, reduced agricultural production and caused prices to dramatically increase.  If we experience a repeat of these severe adverse weather conditions, our operating results and financial condition will be adversely affected.

Disease may strike our crops, destroying some or all of our yields. The occurrence and effect of crop disease and pestilence can be unpredictable and devastating to crops, potentially destroying all or a substantial portion of the affected harvests.  Latin America is, from time to time, subject to a variety of crop diseases, including Asian rust, a fungus that, if untreated, can reduce yields significantly. Although we will take preventative measures by applying fungicides, there can be no assurance that this disease or others will not cause significant losses.  Even when only a portion of the crop is damaged, our results of operations could be adversely affected because all or a substantial portion of the production costs for the entire crop have been incurred. Although some crop diseases are treatable, the cost of treatment is high, and we cannot assure that such events in the future will not adversely affect our operating results and financial condition.

We have no business insurance coverage, which could require us to spend significant resources in the event of a disruption of our business or other contingency.  Insurance companies in Latin America offer limited business insurance products.  We do not expect to carry any business liability or disruption insurance coverage for our operations.  Any business disruption, litigation, system failure or natural disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.  Because the Company is a Nevada corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in Latin American countries. We cannot assure, however, that our employees or our local agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Management personnel own a majority of the outstanding common stock, which enables them to exercise complete control over all corporate matters. Alexandre Clug, our Chairman of the Board, has voting control over 39.6% of our outstanding common stock.  Mr. Clug and the other officers and directors of the Company, collectively control 62.1% of the voting power in the Company.  As a result, the current management can exercise control over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Because Nevada law permits shareholders to act by written consent in lieu of holding a meeting of shareholders, the affairs of the Company may be carried on without need for any meeting of the shareholders.  This situation may prevent the minority shareholders from participating in any way in the management of the Company.  In addition, this concentration of ownership may delay or prevent a change in control of us and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with the best interest of the Company or the interests of other stockholders.

The Company is not likely to hold annual shareholder meetings in the next few years.  Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

The Company may fail to secure a listing for its common stock or, even if it obtains a listing, trading in the common stock may be inadequate to provide liquidity for our shareholders.  We plan in the near future to request that a market maker apply to list our common stock on an interdealer electronic quotation system, such as the OTCBB or the OTCQB.  Many market makers refuse to be involved in such applications, as the process of applying for a listing consumes the time and effort of their personnel, and often provides little or no reward to the market maker.  If we are unable to persuade a market maker to sponsor our common stock on an interdealer electronic quotation system, we will not obtain a listing, and our common stock will remain illiquid.  The application process itself is likely to take several months, and will not necessarily result in a listing, as FINRA, which must authorize the listing, has discretion to refuse a listing to a security for many possible reasons pertaining to the likely character of the trading market that could develop in the security.  Finally, even if and when our common stock does become listed, the small number of holders of our common stock means that for some indefinite period of time the trading volume in our common stock will be very low.  For all of these reasons, for some period of the future, our shareholders may find it difficult or impossible to sell their shares when they wish and for prices they consider reasonable.

ITEM 1B        UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          DESCRIPTION OF PROPERTY

Our executive offices are located at 900 Biscayne Blvd., Suite 3307, Miami, Florida, the residence of our Chairman of the Board, who provides us the office space free of charge.  The value of the use of this space in 2011 was deemed immaterial.  The Company does not own or lease any real property.

 ITEM 3.         LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

There is no market for the Company’s common stock, nor has there been any price quoted publicly for the common stock within the past three years.  Soon after the effective date of this registration statement, Management intends to apply for a listing on the OTC Bulletin Board.

 (b) Shareholders

On November 9, 2012 there were approximately 100 holders of record of our common stock.

(c)  Dividends

The Company has never paid or declared any cash dividends on its Common Stock and does not plan to do so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted a stock option plan in 2005.  There are no options outstanding under the plan, and only 20,000 shares are available for grant under the plan.  The Company intends to cancel the plan in the near future.

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	N.A.	0
Equity compensation plans not approved by security holders......	20,000	N.A.	20,000
Total..............	20,000	\ N.A.	20,000

(e)  Sale of Unregistered Securities

PanAm Terra did not effect any unregistered sales of equity securities during the quarter ended December 31, 2011.

 (f) Repurchase of Equity Securities

PanAm Terra did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2011.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

PanAm Terra is in its organizational phase at this time. During 2011 and 2010, the Company had no revenue and incurred $243,980 and $105,242, respectively, in operating expenses. The primary component of expenses was salary accrued to compensate the members of our management, who are the Company’s only employees, for their services in developing our business plan and initiating the organization of our business. We also incurred $24,199 in travel expenses in 2011, relating to the efforts of our Chairman to develop the relationships in Latin America necessary for the implementation of our business plan. The remainder of our expenses in 2011 were legal, accounting and administrative expenses incurred in organizing the affairs of PanAm Terra. In 2010, when PanAm Terra was dormant, the Company incurred $88,156 in consulting fees arising from certain legacy arrangements and $17,086 in expenses related to sustaining its corporate existence.

Early in 2011 we completed the liquidation of a subsidiary named Ascentia Biomedical Technologies, Inc. The subsidiary had no assets and its creditors had no legal right of access to the assets of the Company. For that reason, we have recorded the liabilities of the subsidiary on the date of dissolution, which totaled $60,932, as a gain on dissolution of subsidiary, representing other income on our Statements of Operations. This was offset by the $79,738 loss on extinguishment of debt that we recorded in March 2011. The loss arose when we replaced a $25,000 note payable with a $25,000 convertible note. As a result of the conversion feature, the fair value of the convertible note when issued was $104,738. Accordingly we recorded the difference between the carrying value of the old note payable and the fair value of the convertible note as a loss on extinguishment of debt.

As a result of the several expenses described above, the Company recorded a net loss of $267,474 ($.05 per share) for 2011 and a net loss of $105,317 ($.04 per share) for 2010.

Liquidity and Capital Resources

The Company’s operations during the 2011 used $82,227 in cash.  Our cash usage was less than our net loss primarily because $79,738 of the loss arose from our accounting for the replacement of one note by another. In addition, due to lack of cash, most of the expenses we incurred during the 2011 were accrued as of December 31, 2011.  We financed that cash flow by issuing 1,286,638 shares of common stock in January 2011, for which we received a cash payment of $70,000, and by issuing 500,000 shares of common stock in November and December of 2011, for which we received cash payments totaling $100,000.

We plan to acquire the capital required to initiate our business plan by issuing equity securities, either capital stock or convertible debt. Since the end of 2011, however, we have received no commitments for funds other than a sale of 300,000 shares of common stock for $150,000 that we completed in July 2012.  Accordingly, the opinion of our independent registered public accounting firm with respect to our 2011 financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to purchase farmland and initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  However, in our preparation of the financial statements for the year ended December 31, 2011, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2011 and 2010.

F-3	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and Period from Commencement of Development Stage on February 15, 2007 through December 31, 2011.

F-4	Consolidated Statements of Shareholders’ Deficit for the Period from February 15, 2007 (Commencement of Development Stage) to December 31, 2011.

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and Period from Commencement of Development Stage on February 15, 2007 through December 31, 2011.

F-6 to F-19	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PanAm Terra, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheets of PanAm Terra, Inc. and Subsidiary (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2011 and 2010, and for the period from February 15, 2007 (commencement of development stage) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PanAm Terra, Inc. and Subsidiary (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, and for the period from February 15, 2007 (commencement of development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenues and does not have positive cash flows from operating activities.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
November 13, 2012

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS

Cash	$92,770	$-
Due from Related Party	1,048	-
Due from Shareholder	-	4,997
Prepaid Expenses	1,116	1,474
Total Current Assets	94,934	6,471

OTHER ASSET

Security Deposit	1,346	-

TOTAL ASSETS	$96,280	$6,471

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$137,978	$109,437
Due to Related Party	-	60,000
Notes Payable	57,274	-

Total Current Liabilities	195,252	169,437

Note Payable	-	25,075

Total Liabilities	195,252	194,512

SHAREHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000
shares authorized, 5,522,681 and 357,616
shares issued and outstanding, respectively	5,523	358
Common stock issuable, $0.001 par value, 770,458
and 2,547,310 shares, respectively	770	2,547
Additional paid-in capital	1,825,322	1,472,167
Deficit accumulated during the development stage	(381,732)	(114,258)
Accumulated deficit	(1,548,855)	(1,548,855)

Total Shareholders' Deficit	(98,972)	(188,041)
TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT	$96,280	$6,471

See notes to consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Consolidated Statements of Operations

			From Commencement
			of Development Stage
	For the Year Ended		on February 15, 2007
	December 31,		Through December 31,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES

Payroll costs	144,258	-	144,258
Legal and accounting fees	49,299	6,026	55,325
Travel	24,199	-	24,199
Other and administrative	20,759	11,060	40,760
Directors fees	5,465	-	5,465
Consulting fees	-	88,156	88,156

Total Expenses	243,980	105,242	358,163

LOSS FROM OPERATIONS	(243,980)	(105,242)	(358,163)

OTHER INCOME (EXPENSE)
Gain on dissolution of subsidiary	60,932	-	60,932
Gain on extinguishment of debt	156	-	156
Interest expense	(4,844)	(75)	(4,919)
Loss on extinguishment of debt	(79,738)	-	(79,738)

Total Other Income (Expense)	(23,494)	(75)	(23,569)

NET LOSS	$(267,474)	$(105,317)	$(381,732)

LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.04)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	4,997,508	2,903,562

See accompanying notes to consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Consolidated Statements of Shareholders' Deficit
For the Period from February 15, 2007 (Commencement of Development Stage) to December 31, 2011

									Deficit
									Accumulated
							Additional		During the	Total
	Common Stock Issued		Common Stock Issuable		Preferred Stock Issuable		Paid-In	Accumulated	Development	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Deficit

Balance – February 15, 2007	357,616	$358	2,545,310	$2,545	8,000,000	$8,000	$1,444,845	$(1,548,855)	$-	$(93,127)

Cancellation of preferred stock issuable	-	-	-	-	(8,000,000)	(8,000)	8,000	-	-	-

Loss from 2/15/07 to 12/31/07	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2007	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,834)	(97,961)

Net Income, Year Ended 12/31/08	-	-	-	-	-	-	-	-	727	727

Balance – December 31, 2008	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,107)	(97,234)

Net Loss, Year Ended 12/31/09	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2009	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(8,941)	(102,068)

Common stock issuable for settlement
of debt on 9/6/10	-	-	2,000	2	-	-	19,342	-	-	19,344

Net Loss, Year Ended 12/31/10	-	-	-	-	-	-	-	-	(105,317)	(105,317)

Balance – December 31, 2010	357,616	358	2,547,310	2,547	-	-	1,472,167	(1,548,855)	(114,258)	(188,041)

Common stock issued on 1/14/11 for cash	1,286,638	1,287	-	-	-	-	68,713	-	-	70,000

Common stock issued on 3/25/11
for directors' compensation	80,000	80	-	-	-	-	4,272	-	-	4,352

Common stock issued on 3/28/11 for
settlement of debt with related party	751,117	751	-	-	-	-	59,249	-	-	60,000

Common stock issued on 5/18/11	2,547,310	2,547	(2,547,310)	(2,547)	-	-	-	-	-	-

Common stock issued on 11/18/11 for cash	250,000	250	-	-	-	-	49,750			50,000

Common stock issued on 11/21/11 for cash	50,000	50	-	-	-	-	9,950	-	-	10,000

Common stock issued on 12/16/11 for cash	200,000	200	-	-	-	-	39,800	-	-	40,000

Common stock issuable for directors'
compensation	-	-	20,458	20	-	-	1,092	-	-	1,112

Common stock issuable for officer
compensation	-	-	750,000	750	-	-	40,050	-	-	40,800

Issuance of beneficial conversion feature
with note payable	-	-	-	-	-	-	80,279	-	-	80,279

Net Loss, Year Ended 12/31/11									(267,474)	(267,474)

Balance – December 31, 2011	5,522,681	$5,523	770,458	$770	-	$-	$1,825,322	$(1,548,855)	$(381,732)	$(98,972)

See accompanying notes to consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Commencement of
			Development Stage
			on February 15, 2007
	Years Ended December 31		through December 31,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(267,474)	$(105,317)	$(381,732)
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain on dissolution of subsidiary	(60,932)	-	(60,932)
Gain on extinguishment of debt	(156)	-	(156)
Loss on extinguishment of debt	79,738	-	79,738
Common stock issued or to be
issued for services	46,265	-	46,265
Changes in operating assets
and liabilities:
Increase in due from related party	(1,048)	-	(1,048)
Decrease (increase) in prepaid expenses	358	(1,474)	(1,116)
Increase in security deposit	(1,346)	-	(1,346)
Increase in due to related party	-	60,000	-
Increase in accounts
payable and accrued expenses	122,368	26,788	218,097

Net Cash Used by
Operating Activities	(82,227)	(20,003)	(102,230)

FINANCING ACTIVITIES

Advances (to)/from shareholder	4,997	(4,997)	-
Proceeds from sale of common stock	170,000	-	170,000
Note payable proceeds	-	25,000	25,000
Net Cash Provided by
Financing Activities	174,997	20,003	195,000

NET INCREASE IN CASH	92,770	-	92,770

CASH AT BEGINNING
OF PERIOD	-	-	-

CASH AT END OF PERIOD	$92,770	$-	$92,770

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement
of debt with related party	$60,000	$-

Reduction of note payable on issuance of
beneficial conversion feature	$80,279	$-

See accompanying notes to consolidated financial statements.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PanAm Terra, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 9, 2001. The Company’s incorporation name was Bellweather Corporation. The Company did not conduct any significant operations until December 15, 2004 when the Company acquired 100% of the outstanding common stock of Ascentia Biomedical Technologies, Inc. (“ABTI”), at which time the Company changed its name to Ascentia Biomedical Corporation. Upon completion of the merger with ABTI, the Company’s original shareholders owned only 20.2% of the post-merger outstanding common shares. Accordingly, the transaction was accounted for as a “reverse merger” whereby the Company was treated as the accounting acquiree and ABTI as the accounting acquirer. ABTI was in the business of pharmaceutical and biomedical research. However, by the third quarter of year 2006 the operations of ABTI had ceased. On March 16, 2011, ABTI was dissolved. See Note 12.

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
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the February 15, 2007 spin-off, the Company has not conducted any significant operations and has not generated any operating revenue. Accordingly, the consolidated financial statements indicate that as of February 15, 2007 the Company is considered a development stage enterprise.

The Company plans to be a real estate land owning entity with the primary purpose of acquiring, leasing and controlling farm land in Latin America. Initially the Company will focus its efforts in the countries of Uruguay and Brazil. The business model being pursued is to acquire farmland currently producing net positive cash flows from crops such as soybeans, corn, rice and grains which are readily exportable to countries with significant demand for agricultural products.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ABTI. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is recorded at historical cost which consists of the purchase price and any costs directly attributable to the acquisition. Subsequent costs are included in the asset’s carrying amount only when it is probable that the asset’s useful life will be extended. Maintenance and repairs that do not extend the life of an asset are charged to expense.

Depreciation is computed using the straight-line method over the useful life of each asset. Farmland is not depreciated. The Company did not own any property and equipment in the two years ended December 31, 2011 and 2010, respectively.

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
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue from product sales or services rendered when the following four criteria are met: pervasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company did not recognize any revenue in the two years ended December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company  adopted this standard in the first quarter of 2012. .

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

In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not early adopt this guidance and does not anticipate a material impact to the consolidated financial statements upon adoption in 2012.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:         GOING CONCERN

The Company has  not  generated any revenues and does not have positive cash flows from operating activities . These  conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to finance the Company’s operating cash flow requirements through the issuance of equity and debt securities. However, there can be no assurances that management will be successful in raising sufficient capital to meet its budgetary cash flow requirements. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and to obtain the necessary financing to execute its business plan and pay its liabilities arising from normal business operations.

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations. The financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 3:         DUE FROM RELATED PARTY

The Company, while in the process of paying a $1,048 vendor bill in 2011, inadvertently paid a related party instead of the intended vendor. Subsequent to December 31, 2011, the related party refunded to the Company the full amount of the erroneous payment.

NOTE 4:         DUE FROM SHAREHOLDER

In 2010, the Company advanced $4,997 to its chief executive officer (CEO) who is a Company shareholder. The funds were advanced for Company business expenses that were incurred and paid by the Company’s CEO subsequent to December 31, 2010.

NOTE 5:         DUE TO RELATED PARTY

In 2010, the Company incurred $60,000 of consulting fees payable to an entity wholly-owned by the Company’s CEO.

In 2011, as more fully explained in Note 10 to the financial statements, the Company settled the $60,000 debt obligation in exchange for 751,117 restricted shares of the Company’s common stock.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:         NOTES PAYABLE

$25,000 Convertible Note:  The Company entered into a $25,000 note payable dated December 20, 2010. Interest accrued at the rate of ten percent (10%) per annum. The principal amount of the note and all accrued interest were payable on August 15, 2012. As of December 31, 2010, accrued interest payable totaled $75. Interest expense for the years ended December 31, 2011 (prior to the modification described below) and 2010 totaled $466 and $75, respectively.

On March 10, 2011, the Company executed an “On Demand Convertible Note” in the principal amount of $25,000 that replaced and superseded the terms of the $25,000 note payable that was outstanding as of December 31, 2010. The terms of the new note stipulated that the entire principal and accrued interest were payable on September 10, 2012 with interest accruing at a 10% annual rate. The holder of the new note payable was given the option to convert the $25,000 principal amount and the related accrued interest at any time prior to September 10, 2012 in exchange for 1,935,284 common shares. The note holder may convert less than 100% of the amount of the note and the related accrued interest and receive common shares on a pro-rata basis. Upon the conversion of the note, or a portion thereof, the note holder’s common stock ownership may not exceed 4.99% of the then outstanding common shares of the Company after giving effect to the shares issuable upon conversion. On September 10, 2012, the new note was modified to extend the maturity and note conversion deadline dates to September 10, 2015.

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $105,279 for purposes of determining the loss on extinguishment of debt. A loss on extinguishment of debt of $79,738 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the consolidated statement of operations. The new note fair value of $105,279 was determined by multiplying the number of convertible shares (1,935,284) by the estimated per share value ($0.0544) of the common stock on March 10, 2011. The $0.0544 valuation price used is the per share cash price (Level 1 input) obtained by the Company in its only equity offering prior to this transaction. The difference between the estimated fair value of the common stock issuable upon conversion of the new note and the face amount of the new note results in a beneficial conversion feature of $80,279 which was recorded as a reduction to the fair value of the new debt instrument and an increase to additional paid-in capital.

Interest expense for the year ended December 31, 2011 (after the modification described above), totaled $2,034, all of which is accrued and unpaid. As of December 31, 2011, the note payable balance that is included in the consolidated balance sheet totals $27,034 which includes the $2,034 of accrued interest.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$28,000 Convertible Note:  On March 15, 2011, the Company executed an “On Demand Convertible Note” in the principal amount of $28,000 that replaces and supersedes a $28,156 vendor invoice that was accrued as of December 31, 2010. The note and any accrued interest was payable on September 15, 2012 with interest accruing at 10% per annum. The holder of the note had the option to convert the $28,000 principal amount and the related accrued interest at any time prior to September 15, 2012 in exchange for 473,204 common shares. The note holder may convert less than 100% of the amount of the note and the related accrued interest and receive common shares on a pro-rata basis. Upon conversion of the note, or a portion thereof, the note holder’s common stock ownership may not exceed 4.99% of the then outstanding common shares of the Company after giving effect to the shares issuable upon conversion. On September 15, 2012, the note was modified to extend the maturity and note conversion deadline dates to September 15, 2015.

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $28,000 for purposes of determining the gain on extinguishment of debt. A gain on extinguishment of debt of $156 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the statement of operations. The new note value of $28,000 was determined by the Company to be reasonable although the value of the convertible shares is less than the face value of the new note. The Company believes that because the note interest rate is representative of the rate the Company would have to pay for similarly termed debt instruments from third parties, the appropriate valuation is the $28,000 face amount of the note. This is a valuation using a Level 3 input and the market approach.

Interest expense for the year ended December 31, 2011, totaled $2,240, all of which is accrued and unpaid. As of December 31, 2011, the note payable balance that is included in the consolidated balance sheet totals $30,240 which includes the $2,240 of accrued interest.

NOTE 7:         STOCK OPTION PLAN

In year 2004 and effective for year 2005, the Company’s Board of Directors adopted the Company’s “2005 Combined Incentive and Non-Qualified Stock Option Plan” (Plan). The maximum aggregate number of common shares that may be subject to option and sold under the Plan is twenty thousand (20,000) shares. The Board of Directors or a Committee appointed by the Board shall administer the Plan. The Plan became effective upon its adoption by the Board and shall continue in effect for a term of ten (10) years unless sooner terminated by the Board. The term of each option shall not exceed more than ten (10) years from the grant date. In the case of an Incentive Stock Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Option shall not exceed five (5) years from the date of grant. The per share exercise price shall be subject to the following: In the case of an Incentive Stock Option (a) granted to an employee who owns more than 10% of the voting power of all classes of stock, the exercise price shall be no less than 110% of the fair market value per share on the date of grant (b) granted to any other employee, the per share exercise price shall be no less than 100% of the fair market value per share on the date of grant. In the case of a Non-statutory Stock Option, the per share exercise price shall be determined by the Plan administrator.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 8, 2005, the Company granted to three members of its scientific advisory board stock options to acquire in the aggregate 6,000 shares of the Company’s common stock at an exercise price of $100.00 per share for a period of five years. The option grants vested immediately and therefore the stock compensation expense was recognized in its entirety on the grant date in accordance with the guidelines of ASC 718 “Share Based Payment” utilizing the Black-Scholes pricing model. The options were never exercised and expired on December 7, 2010. The Company does not have any outstanding stock options as of December 31, 2011 or 2010, respectively.

NOTE 8:         FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2011, the Company’s financial instruments consisted principally of due from related party, accounts payable and accrued expenses, and two term notes payable. The recorded value of the Company’s due from related party and accounts payable and accrued expenses; approximates their current fair values due to the relatively short-term settlement period of these instruments. The fair value of the convertible notes is  based on the number of convertible common shares multiplied by $0.20 per share. The per share valuation is based on the cash value received for the private offering sale of common stock on December 16, 2011. Accordingly, the value of the $25,000 note is $387,057 and the value of the $28,000 note is $94,641.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:         INCOME TAXES

A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	2011	2010
Tax benefit of net loss at federal statutory rate	34.00%	34.00%
Change in valuation allowance	(34.00)	(34.00)
Tax benefit of net loss at effective rate	-%	-%

The components of our deferred tax asset are as follows as of December 31:

	2011	2010
Deferred Tax Asset:
Net Operating Loss Carryforward	$375,465	$285,530
Valuation Allowance	(375,465)	(285,530)
Total Net Deferred Tax Asset	$-	$-

Change in Valuation Allowance	$89,935	$35,808

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

The increases in the 2011 and 2010 valuation allowances of $89,935 and $35,808, respectively, are solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of December 31, 2011, the Company had NOL carryforwards for income tax reporting purposes of approximately $1,104,307 that may be offset against future taxable income through tax year 2031.

In March 2011, the Company’s subsidiary filed articles of dissolution with the state of Washington. Pursuant to Internal Revenue Service regulations, the parent of a dissolved subsidiary cannot utilize the NOL’s of the subsidiary. The Company’s subsidiary did not have an NOL upon dissolution; accordingly, the Company’s NOL was not adversely impacted by the subsidiary’s dissolution.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not filed any income tax returns since inception. The Company is in the process of preparing all delinquent tax returns and will file the tax returns upon their completion. Accordingly, all of the Company’s tax returns are subject to examination by the federal tax authorities. The states in which the Company has operated do not have any income tax filing requirements.

NOTE 10:       COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT

The Company’s common stock activity for the year ended December 31, 2011 is reflected below. There was no common stock issued in year 2010.

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

On May 18, 2011, the Company issued 80,000 shares of common stock pursuant to the terms of a March 25, 2011 agreement with two of its directors (see Note 11).

On May 18, 2011, the Company issued 2,000 shares of common stock to settle debt pursuant to an agreement on September 6, 2010. The December 31, 2010 consolidated balance sheet reflected the $2 par value of the 2,000 shares as “Common Stock Issuable”.

On November 18, 2011, the Company sold 250,000 shares of common stock for $50,000 cash.

On November 21, 2011, the Company sold 50,000 shares of common stock for $10,000 cash.

On December 16, 2011, the Company sold 200,000 shares of common stock for $40,000 cash.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11:       COMMITMENTS

Effective March 1, 2011, the Company entered into a three year employment agreement with its Chief Executive Officer (CEO). The CEO’s annual compensation shall be $120,000. The salary shall be increased to an annual rate of $200,000 if the Company receives an aggregate financing of $500,000 calculated starting October 1, 2010. Compensation may be increased by the Company in its sole discretion. For work performed in year 2011 but prior to this employment agreement, the CEO shall be paid a signing bonus of $50,000. The bonus will be payable to the CEO at the earlier of directors’ approval or upon the Company receiving aggregate financing of a minimum of $500,000 calculated starting January 1, 2011. The CEO shall be eligible for a performance bonus based upon certain objectives established by the Board of Directors. The targeted amount of the initial performance bonus is $50,000 annually. The CEO shall also be entitled to certain other fringe benefits such as insurance coverage under employee benefit plans that the Company may establish. Under certain circumstances the CEO may be entitled to a termination payment equal to twelve months of the CEO’s salary at the time of termination. The agreement subjects the CEO to certain non-interference, non-disclosure and non-competition terms. As of December 31, 2011, the CEO has not been paid any compensation and his accrued and unpaid salary of $100,000 is shown on the consolidated balance sheet in the “accounts payable and accrued expenses” category and is included in payroll costs in the consolidated statement of operations.

Subsequent to December 31, 2011, the aforementioned employment agreement was terminated; however, certain covenants therein remain in effect such as the Company’s obligation to provide health insurance to the terminated CEO and his dependents. The terminated CEO shall assume the role of Chairman of the Board of Directors. The Company shall be obligated to pay $50,000 upon the Company receiving an aggregate financing of $500,000 calculated starting October 1, 2010. In full satisfaction of all accrued obligations of the Company pursuant to the employment agreement, the Company shall be obligated to issue 750,000 common shares to an entity related to the terminated CEO.

On March 25, 2011, the Company executed two separate “Non-Executive Letters of Appointment” with identical terms for each of the two directors named therein. Under the terms of the agreements, each director will be entitled to 40,000 shares of common stock that vested upon the execution of the agreements. Furthermore, each director will be entitled to an additional 40,000 shares that will vest ratably over three years. In addition to the granting of the aforementioned common shares, the Company will determine a directors’ fee once the Company has raised a cumulative of $1,000,000. On May 18, 2011, the Company issued 80,000 shares in the aggregate to the two directors pursuant to the terms of the agreements. The Company’s consolidated statement of operations for the year ended December 31, 2011 includes directors’ fees of $5,465. As of December 31, 2011, the directors had earned 20,458 common shares that have not been issued and are reflected on the consolidated balance sheet as “common stock issuable” at par of $20.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 1, 2011, effective as of January 1, 2011, the Company approved a stock compensation agreement with its chief financial officer (CFO). In exchange for CFO services during the year ending December 31, 2011, the Company is obligated to issue its CFO 750,000 restricted shares of common stock. Per the agreement, the shares were earned quarterly in 2011 as follows: (a) first quarter, 175,000 shares (b) second quarter, 200,000 shares (c) third quarter, 225,000 shares (d) fourth quarter, 150,000 shares. None of the shares have been issued. In 2012, the CFO was receiving compensation of $1,000 per month.

The shares were valued based on the average per share private placement stock price on January 14, 2011 of $0.0544 since no other stock cash sale transactions occurred prior to October 1, 2011. The consolidated statement of operations for the year ended December 31, 2011 includes $40,800 of payroll costs related to this transaction. The December 31, 2011 consolidated balance sheet includes as “common stock issuable” at par of $750 the 750,000 unissued shares.

Subsequent to December 31, 2011, the Company entered into an advisory agreement with an entity related to the terminated CEO. In exchange for financial and management consulting services, the Company shall pay $5,000 monthly until the Company obtains $2,000,000 in financing (including all financing completed since October 1, 2010), thereafter, the monthly consulting fee shall be $10,000. The Company shall also issue 900,000 restricted common shares that shall vest on the first anniversary of the agreement (July 6, 2013) but said shares shall be surrendered and cancelled if the agreement is terminated prior to that date. If during the term of this agreement, the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company will issue to the consulting entity a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The term of the agreement is five years; however, either party may terminate the agreement with or without cause after twenty-four months or at any time if the terminated CEO ceases to be affiliated with the entity providing the advisory services.

Subsequent to December 31, 2011, the Company hired a President/CEO by entering into a one year employment agreement that may be renewed annually by mutual written consent. The agreement contains a non-compete clause effective for twelve months after termination thereof. The agreement is conditional on the Company’s commitment to obtain a directors’ and officers’ insurance policy as soon as is reasonable and the Company executing an Indemnification Agreement satisfactory to the employee. The CEO shall receive monthly compensation of $5,000 increasing to $10,000 in the event the Company receives $2,000,000 from the sale of equity securities (including all financing completed since October 1, 2010). However, for the quarter ending December 31, 2012, the CEO’s monthly compensation is $10,000 as an incentive to achieve the aforementioned $2,000,000 equity raise. The CEO shall receive 900,000 restricted common shares of which 450,000 shall be fully vested upon contract start date (July 6, 2012); the remaining 450,000 shares will vest on July 6, 2013 unless the agreement is terminated prior to that date. If during the term of this agreement (but not after the fifth anniversary of the date of this agreement), the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company shall issue to the CEO a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The Board of Directors shall determine the amount the CEO’s bonus, if any, based on factors such as the achievement of company goals and plans, capital raising, purchase of land, and hiring of key employees in key locations.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:       DISSOLUTION OF SUBSIDIARY

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

NOTE 13:       SUBSEQUENT EVENTS

Effective June 18, 2012, the Company granted a total of 100,000 common shares of stock to two directors for services rendered through said date.

PANAM TERRA, INC. AND SUBSIDIARY
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIA BIOMEDICAL CORPORATION)
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective July 6, 2012, the Company terminated the March 1, 2011 CEO employment agreement. The terms of the terminated agreement are disclosed in Note 11.

Effective July 6, 2012, the Company entered into an advisory agreement with an entity related to the terminated CEO, the terms of which are disclosed in Note 11.

Effective July 6 2012, the Company entered into an employment agreement with its new President/CEO. The terms of the employment agreement are disclosed in Note 11.

In July, 2012, the Company sold 300,000 shares of common stock for $150,000.

In September, 2012, the convertible notes referred to in Note 6 were modified to extend the maturity and note conversion deadline dates until September, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2011.  The evaluation revealed that there is a material weakness in our disclosure controls, specifically the relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2011.

(b)           Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherentl imitations.
Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting.  The material weakness consisted of the relatively small number of employees who are responsible for accounting functions, which prevents us from segregating duties within our internal control system.

As the Company grows, management will expand the staff responsible for accounting functions. To date, however, we are not aware of significant accounting problems resulting from this weakness; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Position with the Company	Director since
Alexandre Clug	43	Chairman of the Board	2010
Steven J. Ross	54	Director, Chief Executive Officer	2012
Henry L. Gewanter	57	Director	2011
E. Chadwick Mooney	59	Director	2011
Angel Lana	54	Chief Financial Officer	--

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Alexandre Clug.  Mr. Clug has been appointed to the Board of Directors because he is the architect of the Company’s business plan and served as its Chief Executive Officer from 2010 until 2012.  Prior to joining PanAm Terra in 2010, Mr. Clug was a partner in, and the Chief Financial Officer and Chief Operating Officer of, DC Associates, a New York-based hedge fund focused on public and private investments in small and mid-capitalization companies.  He joined DC Associates in 2005.  During this period, Mr. Clug also served as the Chief Executive Officer of Secure Fortress Plc., a DC Associates portfolio company. From 2001 to 2005, Mr. Clug was the Chief Executive Officer of eTelix Communications, a Latin American telecommunications company.  While living in Venezuela, he built this company from seed funding to an organization of 6,000 salespeople.  From 2000 to 2001, Mr. Clug was a Managing Director of Puntocom Holdings and had full profit and loss responsibility for the e-conglomerate operations based out of Miami.  Prior to joining Puntocom, he was a partner of South Beach Venture Partners, an incubator fund focused on Latin America, which he joined in 1999.  Before this position, Mr. Clug was a senior consultant and a founding team member for the launch of Cambridge Technology Partners into Latin America. From 2007 to 2009 Mr. Clug served on the Board of Directors of Secure Fortress PLC, which was listed on the U.K. PLUS Exchange under the symbol SCFP.  Mr. Clug was also a member of the Board of Directors of PanAm Terra, Inc. (then known as Ascentia Biomedical Corporation, from 2006 to 2007, when the Company was listed on the Pink Sheets under the symbol ASCE.  Mr. Clug graduated with honors from the United States Military Academy and served as a captain in the U.S. Army Corps of Engineers. He received a Masters in Business Administration from the Anderson School at UCLA.

            Steven J. Ross.  Mr. Ross joined PanAm Terra in July 2012 as President and CEO.  Mr.Ross has over 30 years of senior management experience, ranging from high growth public and private companies to multi-billion dollar divisions of public enterprises.  Mr. Ross is also employed as Managing Director of MTN Capital Partners LLC, a New York-based private equity firm focused on middle market transactions, where he has served since 2011.  Prior to joining MTN, Mr. Ross was CEO of National Investment Managers from 2006 until its sale to a private equity firm in 2011. Under Mr. Ross’ leadership, the company became the largest independent retirement services company in the country with over $11 billion in assets under administration and operations in 17 cities in the United States.  Mr. Ross’ previous roles have included Vice President and General Manager of the Computer Systems Division of Toshiba America with overall responsibility for Toshiba’s $3 billion computer business in the US and South America, as well as President & General Manager – Computer Reseller Division and President of Corporate Marketing at Inacom, a $7 billion Fortune 500 provider of computer products and services.  Mr. Ross has also held senior management positions at DynTek, Intelligent Electronics, Dell Computer Corporation and PTXI/Bull HNInformationSystems. Within the past five years, Mr. Ross has also served on the boards of directors of Terra Tech Corporation and Longhai Steel, Inc   Mr. Ross is an alumni of Harvard University and graduated from the AMP Program at Harvard Business School in 1988.

Henry L. Gewanter.  Mr. Gewanter was appointed to the Board of Directors to contribute his expertise in international banking to the Company’s plans for financing land ownership and international marketing of crops.  Since 1997 Mr. Gewanter has been employed as Managing Director of Positive Profile, an enterprise he founded to provide public relations services.  Prior to organizing Positive Profile, Mr. Gewanter had over 20 years of experience in banking, including positions with First Financial (part of the Lowe Bell Group), the investment bank County NatWest, and National Westminster Bank.  From 1992 to 1997, Mr. Gewanter he was responsible for organizing and managing the Financial Services Division of Financial Dynamics.  Mr. Gewanter graduated in Social and Political Science from King’s College, Cambridge in 1974. Before that he had studied at the University of Lausanne, Switzerland.

E. Chadwick Mooney.  Mr. Mooney was appointed to the Board to contribute his experience in the management of public companies and in financial management.  Since 2007 Mr. Mooney has served as Chairman of the Board and Chief Executive Officer of The Spectrum Place, an education company that provides social skills programs for adolescents with autism.   He also serves as President of Spectrum Sports, a 501(c)3 non-profit organization which helps special needs children through sports and related programs. Prior to assuming responsibility for those educational enterprises, Mr. Mooney had over 30 years of work experience in investment banking.  From 2005 through 2007, Mr. Mooney was employed as Managing Director of Investments for Wachovia Securities.  From 1990 to 2005, Mr. Mooney was employed by Smith Barney and its successors, including service from 2000 to 2005 as Managing Director at Smith Barney/Citigroup, which was a division of Citigroup Global Capital Markets, Inc., where he provided financial services to institutions, corporations and family offices.  Mr. Mooney served as a member of the Board of Directors of Superfly Advertising, Inc. (Pink Sheets:  SPFL) from 2008 to 2010.  In 2010 a trustee was appointed to liquidate the assets owned by Mr. Mooney, who had filed for personal bankruptcy under Chapter 7 of the Bankruptcy Code.  Mr. Mooney received his B.A. from Trinity College (Connecticut) in 1974.

Angel Lana.  Mr. Lana has been the Company’s Chief Financial Officer since 2010.  Since 1986, Mr. Lana has been self-employed as a certified public accountant.  His specialty has been providing auditing services to emerging publicly traded companies.  Previously Mr. Lana was employed as an accountant by Mann Judd Landau, which subsequently merged with Touche Ross. Mr. Lana graduated with a B.S. in Accounting from Florida State University in 1980 and was certified as a public accountant in Florida in 1981.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.  The Board of Directors has determined that Alexandre Clug qualifies as an “audit committee financial expert” by reason of his experience as a principal financial officer and in investment analysis.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. However, the Board has no plan to hold an annual meeting of shareholders unless and until the Company’s securities are listed on an exchange.  In the meantime, any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers.  The Board intends to adopt such a code in the coming year.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011, except that none of the officers or directors during that year filed Form 3.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by PanAm Terra to Alexandre Clug, who served as its Chief Executive Officer from 2010 until July 2012, for services rendered in all capacities to the Company during the years ended December 31, 2011 and 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2011 exceeded $100,000.

	Year	Salary		Bonus	Stock Awards	Option Awards	Other Compensation
Alexandre Clug	2011	$100,000		--	--	--	--
	2010	$60,000	(1)	--	--	--	--
                         _______________
__________________
(1)
Mr. Clug’s salary for 2010 was accrued but unpaid, as were out-of-pocket expenses that he incurred during 2010 on behalf of the Company, for a total liability of $60,000.  In March 2011 the Company issued 751,117 shares of common stock in satisfaction of that liability.

Employment Agreements

Steven J. Ross - CEO.  The Company has an Employment Agreement dated July 6, 2012 with Steven J. Ross, its CEO.  The agreement provides that Mr. Ross will serve as Chief Executive Officer and President of the Company.  His employment will be on a part-time basis, provided that he is required to devote time sufficient to the proper exercise of his duties.  The agreement terminates on July 6, 2013, subject to renewal by mutual consent.  The agreement provides that the Company will pay Mr. Ross a base salary of $5,000 per month, which will increase to $10,000 per month when the Company has obtained equity financing of $2 million or more.  The Company granted 900,000 shares of common stock to Mr. Ross, 450,000 of which vested immediately and the remainder vesting on July 6, 2013 if the agreement is renewed.  The Company further agreed that if, during Mr. Ross’ employment but prior to July 6, 2016, the Company owns or manages farmland with an aggregate value of at least $200 million, then the Company will issue to Mr. Ross a warrant to purchase 900,000 shares of common stock at a price of $2.00 per share.

 Effective October 1, 2012, the Company agreed to modify its employment agreement with Steven J. Ross to provide monthly compensation of $10,000 for the three months ending December 31, 2012.

Angel Lana - CFO.  The Company has a Compensation Agreement dated January 1, 2011 with Angel Lana, its CFO.  The agreement provides that in compensation for Mr. Lana’s services during 2011, the Company will issue 750,000 shares of common stock to Mr. Lana. There is no formal agreement for CFO services rendered in 2012, however, the Company is accruing $1,000 monthly for 2012 CFO services.

Alexandre Clug - Chairman; Prior CEO.  The Company had an Employment Agreement dated March 1, 2011 with Alexandre Clug, which provided that Mr. Clug would serve as Chief Executive Officer for a term ending on March 1, 2014.  Mr. Clug was required to devote such time as is necessary to the business of the Company, but was not a full-time employee of the Company.  As compensation the Company agreed to pay Mr. Clug an annual salary of $120,000, which would increase to $200,000 when the Company receives $500,000 in financing.   The Company was also required to pay $50,000 to Mr. Clug for services in 2011 prior to the date of the agreement, payment to be due when the Company obtained $500,000 in financing.

The Company and Mr. Clug agreed to terminate his Employment Agreement on July 6, 2012, when Steven J. Ross was appointed to the position of Chief Executive Officer.  The Termination Agreement dated that date provides that in satisfaction of all accrued obligations to Mr. Clug, the Company will pay The Corsair Group $50,000 when the Company has obtained $500,000 in financing, and will issue 750,000 shares of common stock to The Corsair Group, Mr. Clug’s holding company.  Mr. Clug agreed to continue to serve the Company in the position of Chairman of the Board.  In compensation for those services, the Company agreed to provide Mr. Clug and his dependents with such insurance benefits as it provides to its employees in general.

Compensation of Directors

In March 2011 the Company signed a Non-Executive Director Letter of Appointment with each of the independent directors, Henry Gewanter and E. Chadwick Mooney.  The Letters provide that the Company will pay a cash fee to the directors, in an amount to be determined after the Company has obtained $1,000,000 in financing.  The Letter also provided for the issuance of 80,000 shares to each director in 2011, with 40,000 of the shares vesting immediately and the other 40,000 shares vesting over a three year period in equal monthly installments.

In June 2012 the Board issued an additional 50,000 shares to each of the two independent directors for prior services.

The following table sets forth all compensation paid or to be paid by the Company to each director for services as such during 2011.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Alexandre Clug	--	--		--	--
Henry Gewanter	--	2,733	(1)	--	2,733	(1)
E. Chadwick Mooney	--	2,733	(1)	--	2,733	(1)
                                         ________________________

(1)	Represents fair value of 40,000 common shares issued to each independent director and vested in 2011.

 Equity Grants

The following table set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2011 and those options held by him on December 31, 2011.

Option Grants in the Last Fiscal Year

Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Alexandre Clug	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2011 and held by him unvested at December 31, 2011.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Alexandre Clug	--	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock;

●	Steven J. Ross, our Chief Executive Officer
●	each of our directors; and
●	all directors and executive officers as a group.

There are 8,472,681 shares of our common stock outstanding on the date of this Annual Report.  The Company does not have any other class of shares of stock outstanding.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Steven J. Ross	900,000	(2)	10.6%
Alexandre Clug	3,353,306	(3)	39.6%
Henry L. Gewanter	130,000	(4)	1.5%
E. Chadwick Mooney	130,000	(4)	1.5%
All officers and directors (5 persons)	5,263,306	(2)(3)(4)(7)	62.1%
James Dixon	705,205		8.3%
Pacific Trade Ltd.(5)	2,408,487	(6)	28.4%
Angel Lana	750,000	(7)	8.9%

(1)	All shares are owned of record and beneficially unless otherwise indicated.
(2)	Pursuant to Mr. Ross’ Employment Agreement with the Company, 450,000 shares included in this table will be cancelled if the Employment Agreement is not renewed after July 6, 2013.
(3)
Represents 2,453,306 shares owned of record by Dolphin Group, LLC, of which Mr. Clug is the sole manager and sole beneficiary, and 900,000 shares owned of record by The Corsair Group, Inc., of which Mr. Clug is a 50% shareholder and CEO.  The shares owned by The Corsair Group will be cancelled if the Advisory Agreement between the Company and The Corsair Group is terminated prior to July 6, 2013.

(4)
20,000 shares held by each of Messrs Gewanter and Mooney are restricted by the terms of their respective Non-Executive Director Letters of Appointment.  The shares vest in monthly installments over a period of three years commencing in March 2011, provided that the shareholder remains a member of the Board of Directors on the vesting date.

(5)
Michael Crow has sole control over the voting and disposition of shares owned by Pacific Trade Ltd.  Pacific Trade Ltd. loaned $25,000 to the Company in December 2010, and an additional $28,000 in March 2011.  Until March 2008 Michael Crow and Alexandre Clug, the Company’s Chairman, were both employed by DC Associates, where Michael Crow served as CEO and Alexandre Clug served as CFO.  In April 2011 Michael Crow and Alexandre Clug organized The Corsair Group, an investment banking enterprise in which they each own 50% of the equity.

(6)
Represents shares issuable upon conversion of two On Demand Convertible Notes dated March 10, 2011 (principal amount: $25,000) and March 15, 2011 (principal amount: $28,000), which may be converted by Pacific Trade Ltd. into common stock prior to September 10 and September 15, 2012.  The number of shares into which the Notes may be converted is limited by the terms of the Notes, such that Pacific Trade Ltd. may not convert the Notes into shares that would cause the aggregate number of shares owned by Pacific Trade Ltd. and its affiliates at the time of conversion to exceed 4.99% of the Company’s outstanding shares.  Based on the number of shares outstanding on the date of this report, Pacific Trade Ltd. would be restricted by that covenant to ownership of no more than 438,035 shares.  That limitation is contractual, however, and could be waived by the Company.

(7)	Represents shares issuable to the CFO for services rendered in 2011. None of the shares have been issued as of the date of this report.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During 2010 the Company accrued an obligation of $60,000 to Alexandre Clug, who was its Chief Executive Officer at that time, for compensation and reimbursement of expenses.  On March 28, 2011 the Company agreed to issue 751,117 shares of common stock to Mr. Clug’s holding company, Dolphin Group, LLC, in satisfaction of the $60,000 obligation.

On July 6, 2012, upon Mr. Clug’s resignation from his position as an officer of the Company, the Company entered into an Advisory Agreement with The Corsair Group, of which Mr. Clug is a 50% owner and CEO.  The Advisory Agreement provides that The Corsair Group will provide financial and management consultation services to the Company, which will be provided primarily by Mr. Clug.  In compensation for these services:

●	The Company agreed to pay The Corsair Group a fee of $5,000 per month, which will increase to $10,000 per month when the Company has obtained equity financing of $2 million or more.
●	The Company granted 900,000 shares of common stock to The Corsair Group, which will vest on July 6, 2013 unless the Advisory Agreement is terminated prior to that date.
●
The Company further agreed that if the Company owns or manages farmland with an aggregate value of at least $200 million, then the Company will issue to The Corsair Group a warrant to purchase 900,000 shares of common stock at a price of $2.00 per share.

Except as noted above, none of the officers or directors of PanAm Terra has engaged in any transaction with PanAm Terra during the past two fiscal years or the current fiscal year that had a transaction value in excess of the lesser of $120,000 or one percent of the average of the Company’s total assets as of December 31, 2011.

Director Independence

 The Board of Directors has determined that the following members of our Board of Directors are independent, as “independent” is defined in the rules of the NYSE Ames:  Henry Gewanter and E. Chadwick Mooney.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Peterson Sullivan LLP billed $22,337 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2011. Peterson Sullivan LLP billed $15,012 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2010.

Audit-Related Fees

Peterson Sullivan LLP billed $0 to the Company during fiscal 2011 for assurance and related services that are reasonably related to the performance of the fiscal 2011 audit or review of the quarterly financial statements.  Peterson Sullivan LLP billed $0 to the Company during fiscal 2010 for assurance and related services that are reasonably related to the performance of the fiscal 2010 audit or review of the quarterly financial statements.

Tax Fees

Peterson Sullivan LLP billed $0 to the Company during fiscal 2011 for professional services rendered for tax compliance, tax advice and tax planning.  Peterson Sullivan LLP billed $0 to the Company during fiscal 2010 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Peterson Sullivan LLP billed $901 to the Company in fiscal 2011 for services not described above.  Peterson Sullivan LLP billed $0 to the Company in fiscal 2010 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Peterson Sullivan LLP.

Subcontracted Services

The hours expended on Peterson Sullivan LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2011 that were attributed to work performed by persons other than full-time permanent employees of Peterson Sullivan LLP was not greater than 50% of the total hours expended.

ITEM 15         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Amended and Restated Articles of Incorporation filed on October 20, 2006*

3-a(1)	Certificate of Amendment of Certificate of Incorporation filed December 31, 2006*

3-a(2)	Certificate of Amendment of Certificate of Incorporation filed April 14, 2011.*

3-b	Bylaws*

10-a	Employment Agreement dated July 6, 2012 between the Company and Steven J. Ross

10-b	Compensation Agreement dated January 1, 2011 between the Company and Angel Lana - filed as an exhibit to the Current Report on Form 8-K filed on December 22, 2011 and incorporated herein by reference.

10-c	Advisory Agreement dated July 6, 2012 between the Company and The Corsair Group.

10-d	On Demand Convertible Notes issued to Pacific Trade Ltd. dated March 10, 2011 and March 15, 2011*

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

  *   Filed as an exhibit to the Registration Statement on Form 10 filed on April 29, 2011 and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANAM TERRA, INC.

Date: November 13, 2012	By: /s/ Steven J. Ross
Steven J. Ross, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven J. Ross	November 13, 2012
Steven J. Ross
Director, Chief Executive Officer

/s/ Angel Lana	November 13, 2012
Angel Lana
Chief Financial and Accounting Officer

/s/ Alexandre Clug	November 13, 2012
Alexandre Clug, Director

/s/ Henry Gewanter	November 13, 2012
Henry Gewanter, Director

/s/ E. Chadwick Mooney	November 13, 2012
E. Chadwick Mooney, Director