Form 10-Q
period 2012-03-31
PanAm Terra, Inc.
filed 2013-01-17
CIK 1518964

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Issuer's Telephone Number: 305-610-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]   No [X]

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

January 17, 2013
Common Voting Stock: 8,512,681

PANAM TERRA, INC.
QUARTERLY REPORT ON FORM 10Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011	2
	Condensed Consolidated Statements of Operations - for the Three Months Ended March 31, 2012 and 2011 and for the Period from Commencement of Development Stage through March 31, 2012	3
	Condensed Consolidated Statements of Shareholders’ Deficit - for the Period From Commencement of Development Stage through March 31, 2012	4
	Condensed Consolidated Statements of Cash Flows – for the Three Months Ended March 31, 2012 and 2011 and for the Period from Commencement of Development Stage through March 31, 2012	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	18

Part II	Other Information

Item 1.	Legal Proceedings	18
Items 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Mine Safety Disclosure	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	Unaudited	Audited
CURRENT ASSETS
Cash	$73,666	$92,770
Due from Related Party	1,048	1,048
Prepaid Expenses	-	1,116
Total Current Assets	74,714	94,934

OTHER ASSET

Security Deposit	1,346	1,346

TOTAL ASSETS	$76,060	$96,280

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$165,299	$137,978
Notes Payable	-	57,274

Total Current Liabilities	165,299	195,252

Notes Payable	58,595	-

Total Liabilities	223,894	195,252

SHAREHOLDERS' DEFICIT

Common stock, $0.001 par value, 500,000,000shares authorized, 5,522,681 and 5,522,681 shares issued and outstanding, respectively	5,523	5,523
Common stock issuable, $0.001 par value, 777,107 and 770,458 shares, respectively	777	770
Additional paid-in capital	1,825,677	1,825,322
Accumulated deficit	(1,548,855)	(1,548,855)
Deficit accumulated during the development stage	(430,956)	(381,732)

Total Shareholders' Deficit	(147,834)	(98,972)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$76,060	$96,280

See notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

			From Commencement
			of Development Stage
	For the Quarter Ended		on February 15, 2007
	March 31,		Through March 31,
	2012	2011	2012

REVENUES	$-	$-	$-

EXPENSES

Payroll costs	34,035	20,146	178,293
Other and administrative	9,024	5,676	49,784
Legal and accounting fees	4,030	12,619	59,355
Travel	452	13,776	24,651
Directors fees	362	4,372	5,827
Consulting fees	-	-	88,156

Total Expenses	47,903	56,589	406,066

LOSS FROM OPERATIONS	(47,903)	(56,589)	(406,066)

OTHER INCOME (EXPENSE)
Gain on dissolution of subsidiary	-	60,932	60,932
Gain on extinguishment of debt	-	156	156
Interest expense	(1,321)	(849)	(6,240)
Loss on extinguishment of debt	-	(79,738)	(79,738)

Total Other Income (Expense)	(1,321)	(19,499)	(24,890)

NET LOSS	$(49,224)	$(76,088)	$(430,956)

LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES BASIC AND DILUTED	6,295,427	4,045,326

See notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Deficit
For the Period from February 15, 2007 (Commencement of Development Stage) to March 31, 2012
Unaudited

									Deficit
									Accumulated
							Additional		During the	Total
	Common Stock Issued		Common Stock Issuable		Preferred Stock Issuable		Paid-In	Accumulated	Development	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Deficit

Balance – February 15, 2007	357,616	358	2,545,310	2,545	8,000,000	8,000	1,444,845	(1,548,855)	-	(93,127)

Cancellation of preferred stock issuable	-	-	-	-	(8,000,000)	(8,000)	8,000	-	-	-

Net Loss from 2/15/07 to 12/31/07	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2007	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,834)	(97,961)

Net Income, Year Ended 12/31/08	-	-	-	-	-	-	-	-	727	727

Balance – December 31, 2008	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,107)	(97,234)

Net Loss, Year Ended 12/31/09	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2009	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(8,941)	(102,068)

Common stock issuable for settlement of debt on 9/6/10	-	-	2,000	2	-	-	19,342	-	-	19,344

Net Loss, Year Ended 12/31/10	-	-	-	-	-	-	-	-	(105,317)	(105,317)

Balance – December 31, 2010	357,616	358	2,547,310	2,547	-	-	1,472,167	(1,548,855)	(114,258)	(188,041)

Common stock issued on 1/14/11 for cash	1,286,638	1,287	-	-	-	-	68,713	-	-	70,000

Common stock issued on 3/25/11 for directors' compensation	80,000	80	-	-	-	-	4,272	-	-	4,352

Common stock issued on 3/28/11 for settlement of debt with related party	751,117	751	-	-	-	-	59,249	-	-	60,000

Common stock issued on 5/18/11	2,547,310	2,547	(2,547,310)	(2,547)	-	-	-	-	-	-

Common stock issued on 11/18/11 for cash	250,000	250	-	-	-	-	49,750			50,000

Common stock issued on 11/21/11 for cash	50,000	50	-	-	-	-	9,950	-	-	10,000

Common stock issued on 12/16/11 for cash	200,000	200	-	-	-	-	39,800	-	-	40,000

Common stock issuable for directors' compensation	-	-	20,458	20	-	-	1,092	-	-	1,112

Common stock issuable for officer compensation	-	-	750,000	750	-	-	40,050	-	-	40,800

Issuance of beneficial conversion feature with note payable	-	-	-	-	-	-	80,279	-	-	80,279

Net Loss, Year Ended 12/31/11									(267,474)	(267,474)

Balance – December 31, 2011	5,522,681	5,523	770,458	770	-	-	1,825,322	(1,548,855)	(381,732)	(98,972)

Common stock issuable for directors' compensation	-	-	6,649	7	-	-	355	-	-	362

Net Loss, Quarter Ended March 31, 2012									(49,224)	(49,224)

Balance - March 31, 2012	5,522,681	$5,523	777,107	$777	-	$-	$1,825,677	$(1,548,855)	$(430,956)	$(147,834)

See notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
Unaudited

			From Commencement of
			Development Stage
			on February 15, 2007 Through
	Three Months Ended March 31		March 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(49,224)	$(76,088)	$(430,956)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on dissolution of subsidiary	-	(60,932)	(60,932)
Gain on extinguishment of debt	-	(156)	(156)
Loss on extinguishment of debt	-	79,738	79,738
Common stock issued or to be issued for services	362	13,892	46,627
Changes in operating assets and liabilities:
Increase in due from related party	-	(45,502)	(1,048)
Decrease in prepaid expenses	1,116	1,124	-
Increase in security deposit	-	-	(1,346)
Increase in accounts payable and accrued expenses	28,642	12,927	246,739

Net Cash Used by Operating Activities	(19,104)	(74,997)	(121,334)

FINANCING ACTIVITIES

Advances from shareholder	-	4,997	-
Proceeds from sale of common stock	-	70,000	170,000
Note payable proceeds	-	-	25,000

Net Cash Provided by Financing Activities	-	74,997	195,000

NET INCREASE (DECREASE) IN CASH	(19,104)	-	73,666

CASH AT BEGINNING OF PERIOD	92,770	-	-

CASH AT END OF PERIOD	$73,666	$-	$73,666

NONCASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for settlementof debt with related party	$-	$60,000

Reduction of note payable on issuance of beneficial conversion feature	$-	$80,279

See notes to condensed consolidated financial statements.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

PanAm Terra, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on October 9, 2001. The Company’s incorporation name was Bellweather Corporation. The Company did not conduct any significant operations until December 15, 2004 when the Company acquired 100% of the outstanding common stock of Ascentia Biomedical Technologies, Inc. (“ABTI”), at which time the Company changed its name to Ascentia Biomedical Corporation. Upon completion of the merger with ABTI, the Company’s original shareholders owned only 20.2% of the post-merger outstanding common shares. Accordingly, the transaction was accounted for as a “reverse merger” whereby the Company was treated as the accounting acquiree and ABTI as the accounting acquirer. ABTI was in the business of pharmaceutical and biomedical research. However, by the third quarter of year 2006 the operations of ABTI had ceased. On March 16, 2011, ABTI was dissolved. See Note 10.

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

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all information or notes required by generally accepted accounting principles for annual financial statements and should be read together with the Company’s Form 10 Registration Statement. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals necessary for a fair presentation of the Company’s consolidated balance sheets, operating results, changes in shareholders’ deficit, and cash flows for the periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Depreciation is computed using the straight-line method over the useful life of each asset. Farmland is not depreciated. The Company did not own any property and equipment as of March 31, 2012.

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

REVENUE RECOGNITION

The Company recognizes revenue from product sales or services rendered when the following four criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collectability is reasonably assured. The Company has not recognized any revenue since inception.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update (ASU No. 2011-04), which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 and its implementation did not have a material impact on the Company’s financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard (ASU No. 2011-05), which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of 2012 without any material impact on the financial statements.

In September 2011, FASB issued amendments to its accounting guidance on testing goodwill for impairment. The amendments allow entities to use a qualitative approach to test goodwill for impairment. This permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company did not early adopt this guidance and there was no material impact to the consolidated financial statements upon adoption in the first quarter of 2012.

In December 2011, the FASB issued a new accounting standard (ASU No. 2011-11), which modifies the disclosures of offsetting assets and liabilities. The standard is effective for reporting periods beginning on or after January 1, 2013. The Company will adopt this standard in the first quarter of 2013 and does not anticipate that the implementation thereof will have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – DUE FROM RELATED PARTY

The Company, while in the process of paying a $1,048 vendor bill in 2011, inadvertently paid a related party instead of the intended vendor. Subsequent to March 31, 2012, the related party refunded to the Company the full amount of the erroneous payment.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

$25,000 Convertible Note:
The Company entered into a $25,000 note payable dated December 20, 2010. Interest accrued at the rate of ten percent (10%) per annum. The principal amount of the note and all accrued interest were payable on August 15, 2012. Interest expense for the three months ended March 31, 2011 (prior to the modification described below) totaled $466.

On March 10, 2011, the Company executed an “On Demand Convertible Note” in the principal amount of $25,000 that replaced and superseded the terms of the $25,000 note payable that was outstanding as of December 31, 2010. The terms of the note stipulated that the entire principal and accrued interest shall be payable on September 10, 2012 with interest accruing at a 10% annual rate. The holder of the note payable was given the option to convert the $25,000 principal amount and the related accrued interest at any time prior to September 10, 2012 in exchange for 1,935,284 common shares. The note holder may convert less than 100% of the amount of the note and the related accrued interest and receive common shares on a pro-rata basis. Upon the conversion of the note, or a portion thereof, the note holder’s common stock ownership may not exceed 4.99% of the then outstanding common shares of the Company after giving effect to the shares issuable upon conversion. On September 10, 2012, the new note was modified to extend the maturity and note conversion deadline dates to September 10, 2015.

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $105,279 for purposes of determining the loss on extinguishment of debt. A loss on extinguishment of debt of $79,738 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the consolidated statement of operations for the three months ended March 31, 2011. The new note fair value of $105,279 was determined by multiplying the number of convertible shares (1,935,284) by the estimated per share value ($0.0544) of the common stock on March 10, 2011. The $0.0544 valuation price used is the per share cash price (Level 1 input) obtained by the Company in its only equity offering prior to this transaction. The difference between the estimated fair value of the common stock issuable upon conversion of the new note and the face amount of the new note results in a beneficial conversion feature of $80,279 which was recorded as a reduction to the fair value of the new debt instrument and an increase to additional paid-in capital.

Interest expense on the modified note for the quarters ended March 31, 2011 and 2012, totaled $151 and $623; respectively, all of which is accrued and unpaid. As of March 31, 2012, the note payable balance that is included in the consolidated balance sheet totals $27,657 which includes the $2,657 of accrued interest.

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

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $28,000 for purposes of determining the gain on extinguishment of debt. A gain on extinguishment of debt of $156 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the statement of operations for the three months ended March 31, 2011. The new note value of $28,000 was determined by the Company to be reasonable although the value of the convertible shares is less than the face value of the new note. The Company believes that because the note interest rate is representative of the rate the Company would have to pay for similarly termed debt instruments from third parties, the appropriate valuation is the $28,000 face amount of the note. This is a valuation using a Level 3 input and the market approach.

Interest expense for the quarters ended March 31, 2011 and 2012, totaled $130 and $698, respectively; all of which is accrued and unpaid. As of December 31, 2011, the note payable balance that is included in the consolidated balance sheet totals $30,240 which includes the $2,240 of accrued interest. As of March 31, 2012, the note payable balance that is included in the consolidated balance sheet totals $30,938 which includes $2,938 of accrued interest.

NOTE 5 – STOCK OPTION PLAN

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

The Company did not have any outstanding stock options as of March 31, 2012 and December 31, 2011 respectively.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2012, the Company’s financial instruments consist principally of due from related party, accounts payable and accrued expenses, and two term notes payable. The recorded value of the Company’s due from related party, accounts payable and accrued expenses; approximates their current fair values due to the relatively short-term settlement period of these instruments. The fair value of the convertible notes is based on the cash value received for the private offering sale of common stock on December 16, 2011 ($0.20 per share) as no sales of common stock have occurred subsequent to said date and as of March 31, 2012. Accordingly, the fair value as of March 31, 2012 of the $25,000 note is $387,057 and the fair value of the $28,000 note is $94,641.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2012	2011
Tax benefit of net loss at federal statutory rate	34%	34%
Change in valuation allowance	(34)	(34)
Tax benefit of net loss at effective rate	-%	-%

The components of the Company’s deferred tax asset are as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
Deferred Tax Asset:
Net Operating Loss Carryforward	$392,069	$375,465
Valuation Allowance	(392,069)	(375,465)
Total Net Deferred Tax Asset	$-	$-
Change in Valuation Allowance	$16,604	$89,935

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

The increases in the 2012 and 2011 valuation allowances of $16,604 and $89,935, respectively, are solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of March 31, 2012, the Company had NOL carryforwards for income tax reporting purposes of approximately $1,153,144, which may be offset against future taxable income through year 2032.

The Company has not filed any income tax returns since inception. The Company is in the process of preparing all delinquent tax returns and we will file the tax returns upon their completion. Accordingly, all of the Company’s tax returns are subject to examination by the federal tax authorities. The states in which the Company has operated do not have any income tax filing requirements.

NOTE 8 – COMMITMENTS

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

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS (CONTINUED)

Subsequent to March 31, 2012, the aforementioned employment agreement was terminated; however, certain covenants therein remain in effect such as the Company’s obligation to provide health insurance to the terminated CEO and his dependents. The terminated CEO shall assume the role of Chairman of the Board of Directors. The Company shall be obligated to pay $50,000 upon the Company receiving an aggregate financing of $500,000 calculated starting October 1, 2010. In full satisfaction of all accrued obligations of the Company pursuant to the employment agreement, the Company shall be obligated to issue 750,000 common shares to an entity related to the terminated CEO.

On March 25, 2011, the Company executed two separate “Non-Executive Letters of Appointment” with identical terms for each of the two directors named therein. Under the terms of the agreements, each director will be entitled to 40,000 shares of common stock that vested upon the execution of the agreements. Furthermore, each director will be entitled to an additional 40,000 shares that will vest ratably over three years. In addition to the granting of the aforementioned common shares, the Company will determine a directors’ fee once the Company has raised a cumulative of $1,000,000. On May 18, 2011, the Company issued 80,000 shares in the aggregate to the two directors pursuant to the terms of the agreements. The Company’s consolidated statements of operations for the quarters ended March 31, 2012 and 2011 includes directors’ fees of $362 and $4,372, respectively. As of March 31, 2012 and December 31, 2011, the directors had earned 27,107 and 20,458 common shares, respectively, that have not been issued and are reflected on the consolidated balance sheet as “common stock issuable” at par value of $27 and $20, respectively.

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

The shares were valued based on the average per share private placement stock price on January 14, 2011 of $0.0544 since no other stock cash sale transactions occurred prior to October 1, 2011. The consolidated statement of operations for the quarter ended March 31, 2011 includes payroll costs related to this transaction of $9,520. The March 31, 2012 and December 31, 2011 consolidated balance sheets include as “common stock issuable”, at par value of $750; the 750,000 unissued shares.

Subsequent to March 31, 2012, the Company entered into an advisory agreement with an entity related to the terminated CEO. In exchange for financial and management consulting services, the Company shall pay $5,000 monthly until the Company obtains $2,000,000 in financing (including all financing completed since October 1, 2010), thereafter, the monthly consulting fee shall be $10,000. The Company shall also issue 900,000 restricted common shares that shall vest on the first anniversary of the agreement (July 6, 2013) but said shares shall be surrendered and cancelled if the agreement is terminated prior to that date. If during the term of this agreement, the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company will issue to the consulting entity a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The term of the agreement is five years; however, either party may terminate the agreement with or without cause after twenty-four months or at any time if the terminated CEO ceases to be affiliated with the entity providing the advisory services.

PANAM TERRA, INC.
(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS (CONTINUED)

Subsequent to March 31, 2012, the Company hired a President/CEO by entering into a one year employment agreement that may be renewed annually by mutual written consent. The agreement contains a non-compete clause effective for twelve months after termination thereof. The agreement is conditional on the Company’s commitment to obtain a directors’ and officers’ insurance policy as soon as is reasonable and the Company executing an Indemnification Agreement satisfactory to the employee. The CEO shall receive monthly compensation of $5,000 increasing to $10,000 in the event the Company receives $2,000,000 from the sale of equity securities (including all financing completed since October 1, 2010). However, for the quarter ending December 31, 2012, the CEO’s monthly compensation is $10,000 as an incentive to achieve the aforementioned $2,000,000 equity raise. The CEO shall receive 900,000 restricted common shares of which 450,000 shall be fully vested upon contract start date (July 6, 2012); the remaining 450,000 shares will vest on July 6, 2013 unless the agreement is terminated prior to that date. If during the term of this agreement (but not after the fifth anniversary of the date of this agreement), the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company shall issue to the CEO a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The Board of Directors shall determine the amount the CEO’s bonus, if any, based on factors such as the achievement of company goals and plans, capital raising, purchase of land, and hiring of key employees in key locations.

NOTE 9 - COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT

The Company’s common stock activity for the year ended December 31, 2011 and for the quarter ended March 31, 2012 is reflected below.

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

On May 18, 2011, the Company issued 80,000 shares of common stock pursuant to the terms of a March 25, 2011 agreement with two of its directors (see Note 8).

On May 18, 2011, the Company issued 2,000 shares of common stock to settle debt pursuant to an agreement on September 6, 2010. The December 31, 2010 consolidated balance sheet reflected the $2 par value of the 2,000 shares as “Common Stock Issuable”.

On October 1, 2011, the Company agreed to issue for year 2011 CFO services, 750,000 shares of common stock. See Note 8.

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
(UNAUDITED)

NOTE 9 - COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT (CONTINUED)

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

NOTE 10 – DISSOLUTION OF SUBSIDIARY

On March 16, 2011, the Company filed Articles of Dissolution with the State of Washington for the dissolution of the Company’s 100% owned subsidiary, Ascentia Biomedical Technologies, Inc. As of December 31, 2010, the Company’s consolidated financial statement balances attributable to its subsidiary included accounts payable to vendors of $60,932. Since there was no recourse against the Company for the $60,932 of accounts payable, the statement of operations for the three months ended March 31, 2011 includes that sum as a “gain on dissolution of subsidiary”.  The subsidiary did not have any assets. The parent did not guarantee any of the debts of its subsidiary. Eliminated in the consolidation process and therefore not reflected in the consolidated financial statement balances as of December 31, 2010 is an intercompany balance of $558,482 that the subsidiary owed to its parent. The Company wrote-off the $558,482 intercompany balance on March 16, 2011, however, the write-off did not affect the consolidated statement of operations due to the offsetting nature of the intercompany balance.

NOTE 11 – SUBSEQUENT EVENTS

Effective June 18, 2012, the Company granted a total of 100,000 common shares of stock to two directors for services rendered through said date.

Effective July 6, 2012, the Company terminated the March 1, 2011 CEO employment agreement. The terms of the terminated agreement are disclosed in Note 8.

Effective July 6, 2012, the Company entered into an advisory agreement with an entity related to the terminated CEO, the terms of which are disclosed in Note 8.

Effective July 6 2012, the Company entered into an employment agreement with its new President/CEO. The terms of the employment agreement are disclosed in Note 8.

In July, 2012, the Company sold 300,000 shares of common stock for $150,000 cash.

In September, 2012, the convertible notes referred to in Note 4 were modified to extend the maturity and note conversion deadline dates until September, 2015.

On December 11, 2012, the Company issued for cash a $25,000 “on demand convertible note” bearing interest at 10% per annum. The note gives the holder the right to convert, within the two year maturity date of December 11, 2014, the note and any accrued interest in exchange for 300,000 common shares.

On December 13, 2012, the Company sold 40,000 shares of common stock for $10,000 cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of PanAm Terra, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in  Section 1A titled “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2011.  Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations

PanAm Terra is in its organizational phase at this time. During the three months ended March 31, 2012, the Company had no revenue and incurred $47,903 in operating expenses. The primary component of expenses was salary accrued to compensate our Chief Executive Officer and Chief Financial Officer, who are the Company’s only employees, for their services in developing our business plan and initiating the organization of our business. The remainder of our expenses in the first three months of 2012 was legal, accounting and administrative expenses incurred in organizing the affairs of PanAm Terra. In the first three months of 2011, the components of our $56,589 in operating expenses were similar to the operating expenses in 2012, except that we incurred $13,776 in travel expenses related to our efforts to develop contacts in South America.

During the first quarter of 2011 we completed the liquidation of a subsidiary named Ascentia Biomedical Technologies, Inc. The subsidiary had no assets and its creditors had no legal right of access to the assets of the Company. For that reason, we recorded the liabilities of the subsidiary on the date of dissolution, which totaled $60,932, as a gain on dissolution of subsidiary, representing other income on our Statements of Operations for the three months ended March 31, 2011. This was offset by the $79,738 loss on extinguishment of debt that we recorded in March 2011. The loss arose when we replaced a $25,000 note payable with a $25,000 convertible note. As a result of the conversion feature, the fair value of the convertible note when issued was $105,279. Accordingly we recorded the difference between the fair value of the note payable and the fair value of the convertible note as a loss on extinguishment of debt.

The gain on dissolution of subsidiary and loss on extinguishment of debt were recorded as other income (expense) during the quarter ended March 31, 2011.  We had no similar events during the quarter ended March 31, 2012, and our only other income (expense) for the 2012 quarter was an interest expense of $1,321.

As a result of the several expenses described above, the Company recorded a net loss of $49,224 ($.01 per share) for the three months ended March 31, 2012, and a net loss of $76,088 ($.02 per share) for the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company’s operations during the first three months of 2012 used $19,104 in cash.  Our cash usage was less than our net loss primarily because, due to lack of cash, more than half of the expenses we incurred during the first three months of 2012 were accrued as of March 31, 2012.  We financed that cash flow from the cash resources we held at the beginning of 2012.

Our operations during the first three months of 2011 used $74,997 in cash, as we accrued only $12,927 of the $56,589 in expenses incurred during that period.  We financed that cash flow by issuing 1,286,638 shares of common stock in January 2011, for which we received a cash payment of $70,000.

We plan to acquire the capital required to initiate our business plan by issuing equity securities, either capital stock or convertible debt. Since March 31, 2012, we have received $160,000 from the sale of 340,000 shares of common stock and $25,000 from the issuance of a 10% two year note convertible into 300,000 shares of common stock.  We have received no other commitments for funds.  Accordingly, the opinion of our independent registered public accounting firm with respect to our 2011 financial statements stated that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to purchase farmland and initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2012. The evaluation revealed that there is a material weakness in our disclosure controls, specifically that the small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2012.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.                      Legal Proceedings

None.

Item 1A                      Risk Factors

There have been no material changes from the risk factors included in our Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

   None.

 (c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2012.

Item 3.              Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures

Not Applicable

Item 5.              Other Information.

None.

Item 6.              Exhibits

31.1	Rule 13a-14(a) Certification – CEO
31.2	Rule 13a-14(a) Certification – CFO
32	Rule 13a-14(b) Certification
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAM TERRA, INC.

Date: January 17, 2013	By: /s/ Steven J. Ross
Steven J. Ross, Chief Executive Officer

By: /s/ Angel Lana
Angel Lana, Chief Financial Officer, Chief Accounting Officer