Form 10-Q/A
period 2012-03-31
PanAm Terra, Inc.
filed 2013-01-18
CIK 1518964

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No, 1)

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

January 17, 2013
Common Voting Stock: 8,512,681

AMENDMENT NO. 1:  EXPLANATORY NOTE

This amendment is being filed in order to include complete interactive data files.  The interactive data files included in the original filing were corrupted in transmission.

 PART II   -   OTHER INFORMATION

Item 6.              Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101 INS	XBRL Instance
101 SCH	XBRL Schema
101 CAL	XBRL Calculation
101 DEF	XBRL Definition
101 LAB	XBRL Label
101 PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PANAM TERRA, INC.

Date: January 18, 2013	By: /s/ Steven J. Ross
Steven J. Ross, Chief Executive Officer

By: /s/ Angel Lana
Angel Lana, Chief Financial Officer, Chief Accounting Officer