Form 10-Q
period 2012-09-30
PanAm Terra, Inc.
filed 2013-01-23
CIK 1518964

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2012

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

January 22, 2013

Common Voting Stock: 8,512,681

PANAM TERRA, INC.

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended September 30, 2012

Table of Contents

		Page No
Part I	Financial Information

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations - for the Three and Nine Month Periods Ended September 30, 2012 and 2011 and for the Period from Commencement of Development Stage through September 30, 2012	4
	Condensed Consolidated Statements of Shareholders’ Deficit - for the Period From Commencement of Development Stage through September 30, 2012	5
	Condensed Consolidated Statements of Cash Flows – for the Nine Months Ended September 30, 2012 and 2011 and for the Period from Commencement of Development Stage through September 30, 2012	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Controls and Procedures	19

Part II	Other Information

Item 1.	Legal Proceedings	19
Items 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Mine Safety Disclosure	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	September 30, 2012	December 31, 2011

	Unaudited	Audited
CURRENT ASSETS

Cash	$119,349	$92,770
Due from Related Party	-	1,048
Prepaid Expenses	14,236	1,116
Total Current Assets	133,585	94,934

OTHER ASSET

Security Deposit	1,346	1,346

TOTAL ASSETS	$134,931	$96,280

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$35,370	$137,978
Contingent Shares Liability	106,027	-
Notes Payable	-	57,274

Total Current Liabilities	141,397	195,252

Notes Payable	61,253	-

Total Liabilities	202,650	195,252

SHAREHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 500,000,000
shares authorized, 5,822,681 and 5,522,681
shares issued and outstanding, respectively	5,823	5,523
Common stock issuable, $0.001 par value, 2,090,478
and 770,458 shares, respectively	2,090	770
Additional paid-in capital	2,265,997	1,825,322
Accumulated deficit	(1,548,855)	(1,548,855)
Deficit accumulated during the development stage	(792,774)	(381,732)

Total Shareholders' (Deficit)	(67,719)	(98,972)
TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIT	$134,931	$96,280

See notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
Unaudited

					From Commencement
					of Development Stage
	For the Three Months Ended		For the Nine Months Ended		on February 15, 2007
	September 30,		September 30,		Through September 30,
	2012	2011	2012	2011	2012

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES

Payroll costs	131,539	43,756	199,650	105,408	343,908
Directors fees	367	364	21,090	5,098	26,555
Other and administrative	4,110	5,698	20,211	16,855	60,971
Travel	12,976	-	25,956	21,016	50,155
Legal and accounting fees	1,918	5,938	13,046	38,546	68,371
Consulting fees	121,027	-	127,110	-	215,266

Total Expenses	271,937	55,756	407,063	186,923	765,226

LOSS FROM OPERATIONS	(271,937)	(55,756)	(407,063)	(186,923)	(765,226)

OTHER INCOME (EXPENSE)
Gain on dissolution of subsidiary	-	-	-	60,932	60,932
Gain on extinguishment of debt	-	-	-	156	156
Loss on extinguishment of debt	-	-	-	(79,738)	(79,738)
Interest expense	(1,336)	(1,336)	(3,979)	(3,507)	(8,898)

Total Other Income (Expense)	(1,336)	(1,336)	(3,979)	(22,157)	(27,548)

NET LOSS	$ (273,273)	$ (57,092)	$ (411,042)	$ (209,080)	$ (792,774)

LOSS PER SHARE - BASIC AND DILUTED	$ (0.04)	$ (0.01)	$ (0.06)	$ (0.04)

WEIGHTED AVERAGE
OUTSTANDING SHARES
BASIC AND DILUTED	7,543,533	5,032,008	6,721,452	4,704,504

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders' Deficit
For the Period from February 15, 2007 (Commencement of Development Stage) to June 30, 2012
Unaudited

									Deficit
									Accumulated
									During	Total
	Common Stock Issued		Common Stock Issuable		Preferred Stock Issuable		Additional Paid-In	Accumulated	the Development	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)

Balance – February 15, 2007	357,616	358	2,545,310	2,545	8,000,000	8,000	1,444,845	(1,548,855)	-	(93,127)

Cancellation of preferred stock issuable	-	-	-	-	(8,000,000)	(8,000)	8,000	-	-	-

Net Loss from 2/15/07 to 12/31/07	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2007	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,834)	(97,961)

Net Income, Year Ended 12/31/08	-	-	-	-	-	-	-	-	727	727

Balance – December 31, 2008	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(4,107)	(97,234)

Net Loss, Year Ended 12/31/09	-	-	-	-	-	-	-	-	(4,834)	(4,834)

Balance – December 31, 2009	357,616	358	2,545,310	2,545	-	-	1,452,845	(1,548,855)	(8,941)	(102,068)

Common stock issuable for settlement
of debt on 9/6/10	-	-	2,000	2	-	-	19,342	-	-	19,344

Net Loss, Year Ended 12/31/10	-	-	-	-	-	-	-	-	(105,317)	(105,317)

Balance – December 31, 2010	357,616	358	2,547,310	2,547	-	-	1,472,167	(1,548,855)	(114,258)	(188,041)

Common stock issued on 1/14/11 for cash	1,286,638	1,287	-	-	-	-	68,713	-	-	70,000

Common stock issued on 3/25/11
for directors' compensation	80,000	80	-	-	-	-	4,272	-	-	4,352

Common stock issued on 3/28/11 for
settlement of debt with related party	751,117	751	-	-	-	-	59,249	-	-	60,000

Common stock issued on 5/18/11	2,547,310	2,547	(2,547,310)	(2,547)	-	-	-	-	-	-

Common stock issued on 11/18/11 for cash	250,000	250	-	-	-	-	49,750			50,000

Common stock issued on 11/21/11 for cash	50,000	50	-	-	-	-	9,950	-	-	10,000

Common stock issued on 12/16/11 for cash	200,000	200	-	-	-	-	39,800	-	-	40,000

Common stock issuable for directors'
compensation	-	-	20,458	20	-	-	1,092	-	-	1,112

Common stock issuable for officer
compensation	-	-	750,000	750	-	-	40,050	-	-	40,800

Issuance of beneficial conversion feature
with note payable	-	-	-	-	-	-	80,279	-	-	80,279

Net Loss, Year Ended 12/31/11									(267,474)	(267,474)

Balance – December 31, 2011	5,522,681	$ 5,523	770,458	$ 770	-	$ -	$ 1,825,322	$ (1,548,855)	$ (381,732)	$ (98,972)

Common stock issued on 07/16/12 for cash	100,000	100	-	-	-	-	49,900	-	-	50,000

Common stock issued on 07/20/12 for cash	200,000	200					99,800			100,000

Common stock issuable to settle CEO's accrued salary	-	-	750,000	750	-	-	159,250	-	-	160,000

Common stock issuable for directors' compensation	-	-	120,020	120	-	-	20,970	-	-	21,090

Common stock issuable for officer compensation			450,000	450			89,550			90,000

Pro-rata vesting of officer stock compensation							21,205			21,205

Net Loss, for the Nine Months Ended September 30, 2012									(411,042)	(411,042)

Balance - September 30, 2012	5,822,681	$ 5,823	2,090,478	$ 2,090	-	$ -	$ 2,265,997	$ (1,548,855)	$ (792,774)	$ (67,719)

See accompanying notes to condensed consolidated financial statements.

PanAm Terra, Inc. And Subsidiary
(F/K/A Duncan Technology Group and Ascentia Biomedical Corporation)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
	Unaudited
			From Commencement of
			Development Stage
			on February 15, 2007 Through
	Nine Months Ended September 30		September 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(411,042)	$(209,080)	$(792,774)
Adjustments to reconcile net loss to
net cash used by operating activities:
Gain on dissolution of subsidiary	-	(60,932)	(60,932)
Gain on extinguishment of debt	-	(156)	(156)
Loss on extinguishment of debt	-	79,738	79,738
Pro-rata vesting of officer stock compensation	21,205	-	21,205
Common stock issued or to be
issued for services	111,090	5,098	157,355
Changes in operating assets
and liabilities:
Decrease (Increase) in due from related party	1,048	(13,323)	-
Decrease (Increase) in prepaid expenses	(13,120)	1,474	(14,236)
Increase in security deposit	-	-	(1,346)
Increase in accounts
payable and accrued expenses	61,371	122,184	279,468
Increase in contingent shares liability	106,027	-	106,027
Net Cash Used by
Operating Activities	(123,421)	(74,997)	(225,651)

FINANCING ACTIVITIES

Advances from shareholder	-	4,997	-
Proceeds from sale of common stock	150,000	70,000	320,000
Note payable proceeds	-	-	25,000
Net Cash Provided by
Financing Activities	150,000	74,997	345,000

NET INCREASE IN CASH	26,579	-	119,349

CASH AT BEGINNING
OF PERIOD	92,770	-	-

CASH AT END OF PERIOD	$119,349	$-	$119,349

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for settlement
of debt with related party	$160,000	$60,000

Reduction of note payable on issuance of
beneficial conversion feature	$-	$80,279

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

Depreciation is computed using the straight-line method over the useful life of each asset. Farmland is not depreciated. The Company did not own any property and equipment as of September 30, 2012.

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

PANAM TERRA, INC.

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

$25,000 Convertible Note:

The Company entered into a $25,000 note payable dated December 20, 2010. Interest accrued at the rate of ten percent (10%) per annum. The principal amount of the note and all accrued interest were payable on August 15, 2012. Interest expense for the nine months ended September 30, 2011 (prior to the modification described below) totaled $466.

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

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $105,279 for purposes of determining the loss on extinguishment of debt. A loss on extinguishment of debt of $79,738 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the consolidated statement of operations for the nine months ended September 30, 2011. The new note fair value of $105,279 was determined by multiplying the number of convertible shares (1,935,284) by the estimated per share value ($0.0544) of the common stock on March 10, 2011. The $0.0544 valuation price used is the per share cash price (Level 1 input) obtained by the Company in its only equity offering prior to this transaction. The difference between the estimated fair value of the common stock issuable upon conversion of the new note and the face amount of the new note results in a beneficial conversion feature of $80,279 which was recorded as a reduction to the fair value of the new debt instrument and an increase to additional paid-in capital.

Interest expense on the modified note for the nine months ended September 30, 2011 and 2012, totaled $1,404 and $1,876; respectively, all of which is accrued and unpaid. As of September 30, 2012, the note payable balance that is included in the consolidated balance sheet totals $28,910 which includes the $3,910 of accrued interest.

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

PANAM TERRA, INC.

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE (CONTINUED)

The Company considers this new debt instrument to be substantially different from the replaced note payable pursuant to ASC 470 because its modification added a substantive conversion option whose exercise is considered to be at least reasonably possible. Accordingly, because substantially different terms exist, the old debt instrument is considered to be extinguished and the new debt instrument is valued at $28,000 for purposes of determining the gain on extinguishment of debt. A gain on extinguishment of debt of $156 resulting from the difference between the fair value of the new note and the carrying value of the old note at the time of the transaction is included in the statement of operations for the nine months ended September 30, 2011. The new note value of $28,000 was determined by the Company to be reasonable although the value of the convertible shares is less than the face value of the new note. The Company believes that because the note interest rate is representative of the rate the Company would have to pay for similarly termed debt instruments from third parties, the appropriate valuation is the $28,000 face amount of the note. This is a valuation using a Level 3 input and the market approach.

Interest expense for the nine months ended September 30, 2011 and 2012, totaled $1,534 and $2,101, respectively; all of which is accrued and unpaid. As of December 31, 2011, the note payable balance that is included in the consolidated balance sheet totals $30,240 which includes the $2,240 of accrued interest. As of September 30, 2012, the note payable balance that is included in the consolidated balance sheet totals $32,341 which includes $4,341 of accrued interest.

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

The Company did not have any outstanding stock options as of September 30, 2012 and December 31, 2011 respectively.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2012, the Company’s financial instruments consist principally of accounts payable and accrued expenses, contingent shares liability, and two term notes payable. The recorded value of the Company’s accounts payable and accrued expenses balance approximates their current fair values due to the relatively short-term settlement period of these instruments. The remaining contingent shares liability balance pertains to 212,054 common shares valued at $0.50 per share that are deemed to have been earned by a related entity providing consulting services to the Company pursuant to an advisory agreement dated July 6, 2012 which is disclosed in Note 8. The fair value of the convertible notes is based on the cash value received for the private offering sale of common stock on July 20, 2012 ($0.50 per share) as no sales of common stock have occurred subsequent to said date and as of September 30, 2012. Accordingly, the fair value as of September 30, 2012 of the $25,000 note is $967,642 and the fair value of the $28,000 note is $236,602.

PANAM TERRA, INC.

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – INCOME TAXES

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2012	2011
Tax benefit of net loss at federal statutory rate	34%	34%
Change in valuation allowance	(34)	(34)
Tax benefit of net loss at effective rate	—%	—%

The components of the Company’s deferred tax asset are as follows as of September 30, 2012 and December 31, 2011:

Deferred Tax Asset:	2012	2011
Net Operating Loss Carryforward	$470,457	$375,465
Stock Compensation	43,259	—
	$513,716	$375,465
Valuation Allowance	(513,716)	(375,465
Total Net Deferred Tax Asset	$—	$—
Change in Valuation Allowance	$138,251	$89,935

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

The $138,251 increase in the 2012 valuation allowance consists of deferred tax assets of $94,992 attributable to the tax benefit arising from the NOL carryforward and $43,259 attributable to stock compensation. The 2011 valuation allowance increase of $89,935 is solely attributable to deferred tax assets arising from the tax benefit of the NOL carryforward.

As of September 30, 2012, the Company had NOL carryforwards for income tax reporting purposes of approximately $1,383,698, which may be offset against future taxable income through year 2032.

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

PANAM TERRA, INC.

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS (CONTINUED)

Effective July 6, 2012, the aforementioned employment agreement was terminated; however, certain covenants therein remain in effect such as the Company’s obligation to provide health insurance to the terminated CEO and his dependents. The terminated CEO shall assume the role of Chairman of the Board of Directors. The Company shall be obligated to pay $50,000 upon the Company receiving an aggregate financing of $500,000 calculated starting October 1, 2010. In full satisfaction of all accrued obligations of the Company pursuant to the employment agreement, the Company shall be obligated to issue 750,000 common shares to an entity related to the terminated CEO.

On March 25, 2011, the Company executed two separate “Non-Executive Letters of Appointment” with identical terms for each of the two directors named therein. Under the terms of the agreements, each director will be entitled to 40,000 shares of common stock that vested upon the execution of the agreements. Furthermore, each director will be entitled to an additional 40,000 shares that will vest ratably over three years. In addition to the granting of the aforementioned common shares, the Company will determine a directors’ fee once the Company has raised a cumulative of $1,000,000. On May 18, 2011, the Company issued 80,000 shares in the aggregate to the two directors pursuant to the terms of the agreements. The Company’s consolidated statements of operations for the nine months ended September 30, 2012 and 2011 includes directors’ fees of $21,090 and $5,098, respectively. The directors’ fees of $21,090 for the nine months ended September 30, 2012 includes $20,000 attributable to 100,000 common shares granted to the directors on June 18, 2012 (see Note 9). As of September 30, 2012 and December 31, 2011, the directors had earned 140,478 and 20,458 common shares, respectively, that have not been issued and are reflected on the consolidated balance sheet as “common stock issuable” at par value of $140 and $20, respectively.

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

The shares were valued based on the average per share private placement stock price on January 14, 2011 of $0.0544 since no other stock cash sale transactions occurred prior to October 1, 2011. The consolidated statement of operations for the nine months ended September 30, 2011 includes payroll costs related to this transaction of $32,640. The September 30, 2012 and December 31, 2011 consolidated balance sheets include as “common stock issuable”, at par value of $750; the 750,000 unissued shares.

Effective July 6, 2012, the Company entered into an advisory agreement with an entity related to the terminated CEO. In exchange for financial and management consulting services, the Company shall pay $5,000 monthly until the Company obtains $2,000,000 in financing (including all financing completed since October 1, 2010), thereafter, the monthly consulting fee shall be $10,000. The Company shall also issue 900,000 restricted common shares that shall vest on the first anniversary of the agreement (July 6, 2013) but said shares shall be surrendered and cancelled if the agreement is terminated prior to that date. On a pro-rata basis, 212,054 of the 900,000 shares are deemed to have been earned as of September 30, 2012. The September 30, 2012 per share value is $0.50 based on the cash sale of stock closest to said date. Accordingly, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012, includes $106,027 of consulting fees related to the 212,054 earned shares. If during the term of this agreement, the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company will issue to the consulting entity a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The term of the agreement is five years; however, either party may terminate the agreement with or without cause after twenty-four months or at any time if the terminated CEO ceases to be affiliated with the entity providing the advisory services.

PANAM TERRA, INC.

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – COMMITMENTS (CONTINUED)

Effective July 6, 2012, the Company hired a President/CEO by entering into a one year employment agreement that may be renewed annually by mutual written consent. The agreement contains a non-compete clause effective for twelve months after termination thereof. The agreement is conditional on the Company’s commitment to obtain a directors’ and officers’ insurance policy as soon as is reasonable and the Company executing an Indemnification Agreement satisfactory to the employee. The CEO shall receive monthly compensation of $5,000 increasing to $10,000 in the event the Company receives $2,000,000 from the sale of equity securities (including all financing completed since October 1, 2010). However, for the quarter ending December 31, 2012, the CEO’s monthly compensation is $10,000 as an incentive to achieve the aforementioned $2,000,000 equity raise. The CEO shall receive 900,000 restricted common shares of which 450,000 shall be fully vested upon contract start date (July 6, 2012); the remaining 450,000 shares will vest on July 6, 2013 unless the agreement is terminated prior to that date. The 450,000 shares that vest on July 6, 2012 are deemed earned on said date and, on a pro-rata basis, 106,025 of the 450,000 shares that vest on July 6, 2013 are deemed to have been earned as of September 30, 2012. The per share value is $0.20 based on cash sales of stock closest to the employment agreement date. Accordingly, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012, includes $111,205 of payroll costs related to the 556,025 earned shares. If during the term of this agreement (but not after the fifth anniversary of the date of this agreement), the Company owns or contracts to manage farmland, and the aggregate value of said farmland (determined by the most recent purchase price) is at least $200,000,000, then the Company shall issue to the CEO a warrant to purchase 900,000 shares of common stock at a strike price of $2 per share during the period of five years from the date of issuance. The Board of Directors shall determine the amount the CEO’s bonus, if any, based on factors such as the achievement of company goals and plans, capital raising, purchase of land, and hiring of key employees in key locations.

NOTE 9 - COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT

The Company’s common stock activity for the year ended December 31, 2011 and for the nine months ended September 30, 2012 is reflected below.

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

(F/K/A DUNCAN TECHNOLOGY GROUP AND ASCENTIAL BIOMEDICAL CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - COMMON STOCK ACTIVITY AND REVERSE STOCK SPLIT (CONTINUED)

Effective June 18, 2012, the Company granted a total of 100,000 common shares of stock to two directors for services rendered through said date. The stock was valued at $20,000 based on the $0.20 per share value of common stock sold for cash on December 16, 2011, the date closest to this transaction date. The statement of operations for the nine months ended September 30, 2012 includes the $20,000 as directors’ fees. The shares were unissued as of September 30, 2012; accordingly, the $100 par value of the stock is included on the September 30, 2012 balance sheet as common stock issuable.

On July 6, 2012, the Company agreed to issue 450,000 common shares pursuant to an employment agreement with its CEO. See Note 8.

On July 16, 2012, the Company sold 100,000 shares of common stock for $50,000 cash.

On July 20, 2012, the Company sold 200,000 shares of common stock for $100,000 cash.

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

NOTE 10 – DISSOLUTION OF SUBSIDIARY

On March 16, 2011, the Company filed Articles of Dissolution with the State of Washington for the dissolution of the Company’s 100% owned subsidiary, Ascentia Biomedical Technologies, Inc. As of December 31, 2010, the Company’s consolidated financial statement balances attributable to its subsidiary included accounts payable to vendors of $60,932. Since there was no recourse against the Company for the $60,932 of accounts payable, the statement of operations for the nine months ended September 30, 2011 includes that sum as a “gain on dissolution of subsidiary”.  The subsidiary did not have any assets. The parent did not guarantee any of the debts of its subsidiary. Eliminated in the consolidation process and therefore not reflected in the consolidated financial statement balances as of December 31, 2010 is an intercompany balance of $558,482 that the subsidiary owed to its parent. The Company wrote-off the $558,482 intercompany balance on March 16, 2011, however, the write-off did not affect the consolidated statement of operations due to the offsetting nature of the intercompany balance.

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

Results of Operations

PanAm Terra is in its organizational phase at this time. During the three and nine months ended September 30, 2012, the Company had no revenue and incurred operating expenses totaling $271,937 and $407,063, respectively. The primary component of expenses was compensation, including salary accrued to compensate our Chief Executive Officer and Chief Financial Officer, who are the Company’s only employees, for their services in developing our business plan and initiating the organization of our business, as well as compensation accrued for our directors and consulting fees paid to the holding company of our previous CEO. In addition, in the nine months ended September 30, 2012 we incurred $25,956 in travel expenses related to our efforts to develop contacts in South America. The remainder of our expenses in the first nine months of 2012 was legal, accounting and administrative expenses incurred in organizing the affairs of PanAm Terra.

The components of our operating expenses in the first nine of 2011 were similar to our operating expenses in the first nine of 2012, as our operations were not significantly different. Our legal and accounting expenses were higher in 2011, as we initiated reporting with the Securities and Exchange Commission in that period. On the other hand, our directors fees were lower in the first nine months of 2011, as the board had not yet developed compensation arrangements for itself. In addition, the consulting arrangement with our prior CEO’s company was initiated only in July 2012, and so we incurred no consulting expenses in 2011. As a result, our operating expenses for the third quarter of 2012 were almost five times greater than operating expenses during the third quarter of 2011, while our operating expenses for the first nine months of 2012 were 118% greater than operating expenses for the first nine months of 2011.

During the first quarter of 2011 we completed the liquidation of a subsidiary named Ascentia Biomedical Technologies, Inc. The subsidiary had no assets and its creditors had no legal right of access to the assets of the Company. For that reason, we recorded the liabilities of the subsidiary on the date of dissolution, which totaled $60,932, as a gain on dissolution of subsidiary, representing other income on our Statements of Operations for the nine months ended September 30, 2011. This was offset by the $79,738 loss on extinguishment of debt that we recorded in March 2011. The loss arose when we replaced a $25,000 note payable with a $25,000 convertible note. As a result of the conversion feature, the fair value of the convertible note when issued was $105,279. Accordingly we recorded the difference between the fair value of the note payable and the fair value of the convertible note as a loss on extinguishment of debt.

The gain on dissolution of subsidiary and loss on extinguishment of debt were recorded as other income (expense) during the nine months ended September 30, 2011. We had no similar events during the nine months ended September 30, 2012, and our only other income (expense) for the first nine months of 2012 was an interest expense of $3,979.

As a result of the several expenses described above, the Company recorded a net loss of $273,273 ($.04 per share) for the three months ended September 30, 2012, compared to a net loss of $57,092 ($.01 per share) for the three months ended September 30, 2011. We also recorded a net loss of $411,042 ($.06 per share) for the nine months ended September 30, 2012, compared to a net loss of $209,080 ($.04 per share) for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The Company’s operations during the first nine months of 2012 used $123,421 in cash. Our cash usage was less than our net loss primarily because, due to lack of cash, $167,398 of the expenses we incurred during the first nine months of 2012 was accrued as of September 30, 2012. In addition, $111,090 of our payroll expense was paid in shares of common stock. We financed our operating cash flow by completing a sale of 300,000 shares of common stock for $.50 per share in July 2012.

Our operations during the first nine months of 2011 used $74,997 in cash, as we accrued $122,184 of the $186,923 in expenses incurred during that period. We financed that cash flow by issuing 1,286,638 shares of common stock in January 2011, for which we received a cash payment of $70,000.

We plan to acquire the capital required to initiate our business plan by issuing equity securities, either capital stock or convertible debt. Since September 30, 2012, we have received $10,000 from the sale of 40,000 shares of common stock and $25,000 from the issuance of a 10% two year note convertible into 300,000 shares of common stock. We have received no other commitments for funds. Accordingly, the opinion of our independent registered public accounting firm with respect to our 2011 financial statements stated that there is substantial doubt about the Company’s ability to continue as a going concern. That doubt will be alleviated only when we obtain the funds necessary to purchase farmland and initiate profitable operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2012. The evaluation revealed that there is a material weakness in our disclosure controls, specifically that the small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2012.

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

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2012.

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

